Form 10-Q
period 1996-03-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1996-05-15
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

Commission File Number 33-82034


INDIANTOWN COGENERATION, L.P. (Exact name of co-registrant as specified in its charter)

		Delaware				  				52-1722490
		(State  or  other  jurisdiction			(I.R.S.   Employer   Identification
		of	incorporation  or 	organization)            Number)



INDIANTOWN COGENERATION FUNDING CORPORATION (Exact name of co-registrant as specified in its charter)

		Delaware							  52-1889595
		(State  or  other  jurisdiction		  (I.R.S.   Employer   Identification
		of incorporation  or organization)               Number)



7500  Old  Georgetown   Road,   13th   Floor  Bethesda,  Maryland  20814-6161
 (Registrants' address of principal executive offices)


(301)-718-6800 (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No



Indiantown Cogeneration, L.P. Indiantown Cogeneration Funding Corporation



PART I	FINANCIAL INFORMATION										Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	December 31, 1995 and March 31, 1996 (Unaudited)....................1
	Consolidated Statement of Operations for the Year Ended December
	31, 1995 and the Three Months Ended March 31, 1996 (Unaudited)......3
	Consolidated Statements of Cash Flows for the Three  Months
	Ended  March 31, 1996 (Unaudited) and March 31, 1995
	(Unaudited).........................................................4
	Notes to Consolidated Financial Statements (Unaudited)..............5

Item  2	Management's  Discussion  and  Analysis  of  Financial
		Condition and Results of Operations.............................8

PART II	OTHER INFORMATION

Item 1	Legal Proceedings..............................................13
Item 5	Other Information..............................................13
Item 6	Exhibits and Reports on Form 8-K...............................14

Signatures.............................................................17






PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. Consolidated Balance Sheets As of December  31,
1995 and March 31, 1996

ASSETS		   				March 31,1996	  	December 31,1995
							(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$2,087,660				$2,666,296
Accounts receivable-trade	13,168,398				6,806,299
Inventories					880,300					127,115
Prepaids					951,065					1,844,328
Deposits					193,356					193,357
Investments held by
Trustee, including
restricted funds of
$958,530 and $45,018,215,
respectively				77,665,820				59,251,661
	Total current assets	94,946,599				70,889,056

INVESTMENTS HELD BY
TRUSTEE, restricted funds	12,501,000				12,501,000

DEPOSITS						60,000					60,000

PROPERTY, PLANT & EQUIPMENT:
     Land					8,579,399				8,579,399
     Electric and steam
     generating facilities	685,565,111				683,536,498
     Less accumulated
     depreciation			(5,287,886)				(527,742)
  		Net property,
  		plant & equipment	688,856,624				691,588,155

FUEL RESERVE				4,899,246				4,662,617

DEFERRED FINANCING COSTS,
net of accumulated
amortization of $40,656,450
and $40,436,799,
respectively				19,580,751				19,750,511

Total assets				$820,844,220			$799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P. Consolidated Balance Sheets As of December 31,
1995 and March 31, 1996
LIABILITIES AND PARTNERS' CAPITAL	March 31, 1996	December 31, 1995
									(Unaudited)
CURRENT LIABILITIES:
Accounts payable					$9,013,903			$5,885,114
Accrued liabilities					14,680,757			14,740,306
Accrued interest					16,774,270			2,396,324
Current portion -
First Mortgage Bonds				8,795,000			8,795,000
Current portion lease
payable - railcars					171,777				231,158
	Total current liabilities		49,435,707			32,047,902

LONG TERM DEBT:
First Mortgage Bonds				496,205,000			496,205,000
Tax Exempt Facility Revenue Bonds	125,010,000			125,010,000
Lease payable - railcars			5,386,265			5,386,265
	Total long term debt			626,601,265			626,601,265

			Total liabilities		676,036,972			658,649,167

PARTNERS' CAPITAL:
Toyan Enterprises					69,507,479			67,585,042
Palm Power Corporation				17,376,870			16,896,261
TIFD III-Y, Inc.					57,922,899			56,320,869
		Total partners' capital		144,807,248			140,802,172

Total liabilities and
partners' capital					$820,844,220		$799,451,339

The accompanying notes are an integral part of these balance sheets.

Indiantown Cogeneration, L.P.  Consolidated  Statement  of Operations For the
Year Ended December 31, 1995 and the Three Months Ended March 31, 1996
									March 31, 1996		December 31,1995
									(Unaudited)
Operating Revenues:

Electric capacity and
capacity bonus revenue				$28,463,276				$3,361,877
Electric energy revenue				10,295,279				1,202,983
Steam revenue 						8,333							0
	Total operating revenues		38,766,888 				4,564,860

Cost of Sales:
Fuel and ash						10,145,391				1,270,381
Operating and maintenance			3,463,400				345,258
Depreciation 						4,844,073				527,742
	Total cost of sales				18,452,864				2,143,381

Gross Profit						20,314,024				2,421,479

Other Operating Expenses:
General and administrative			595,052					97,236
Insurance and taxes					2,004,862				222,191
	Total other operating expenses	2,599,914				319,427

Operating Income 					17,714,110				2,102,052

Non-Operating Income (Expenses):
Interest expense					(14,778,072)			(3,522,739)
Interest income						1,069,037				2,222,859
	Net non-operating expense		(13,709,035)			(1,299,880)

Net Income							$  4,005,075			$    802,172

The accompanying notes are an integral part of this consolidated statement.

Indiantown Cogeneration, L.P. Consolidated  Statements  of Cash Flows For the
Three Months Ended March 31, 1996 and 1995
									Three Months		Three Months
									Ended				Ended
									Mar. 31, 1996		Mar. 31, 1995
									(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income							$4,005,075			$--
Adjustments to reconcile
net income to net cash
provided by operating activities:

Depreciation and amortization		4,979,795			--
Increase in accounts receivable		(6,362,099)			--
Increase in property, plant,
& equipment							(2,078,503)			--
Increase in inventories and
fuel reserves					    (989,814)			--
Decrease in deposits and prepaids	893,263 			--
Increase in accounts payable and
accrued interest					17,447,186 			--
Decrease in lease payable 			(59,380)			--
Net cash provided by operating
activities							17,835,523 			--

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for construction in
progress						   --					(29,649,022)
(Increase) Decrease in investment
held by trustee						(18,414,159)		24,485,863
Net cash used in investing
activities							(18,414,159)		(5,163,159)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of debt issuance
and financing costs	 				--					(5,452,948)
Proceeds from GECC loan				--					--
Payment of GECC loan 				--		   			11,100,000
Capital contributions               --					--
Net cash provided by
financing activities				--					5,647,052
INCREASE (DECREASE) IN CASH			(578,636)			483,893
CASH and CASH EQUIVALENTS,
beginning of year					2,666,296 			2,113,081
CASH and CASH EQUIVALENTS,
end of period					    2,087,660 		    2,596,974
SUPPLEMENTAL DISCLOSURE OF
INVESTING ACTIVITIES:
Change in total construction
in progress							--					(42,850,783)
Amortization of deferred financing
costs duringconstruction			--					255,189
Increase in property, plant,
and equipment						--					--
Increase in accounts receivable		--					--
Increase in inventories and
fuel reserve						--					--
Increase in deposits &
prepaids							--					(5,000)
Increase in accounts payable
and accrued interest				--					12,951,572
Increase in lease payable			--					--
Cash paid for construction
in progress							--					$(29,649,022)

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements As of March 31, 1996 (Unaudited)



1.  ORGANIZATION AND BUSINESS:
	Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Toyan Enterprises ("Toyan"), a California corporation and a special purpose indirect subsidiary of PG&E Enterprises, and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of
Bechtel Enterprises, Inc.("Bechtel  Enterprises").   The sole limited partner
is TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4.
ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility was designed to produce electricity for sale to Florida Power & Light Company ("FPL") and will also supply steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility.

	The Partnership was in the development stage through December 21, 1995 and commenced commercial operations on December 22, 1995 (the "Commercial Operation Date"). The accompanying consolidated statement of operations for the  year  ended December 31, 1995 reflects the results of operations for the ten days from December 22, 1995 through December 31, 1995. The accompanying statement of operations for the year ended December 31, 1995 also includes, in accordance with generally accepted accounting principles, portions of the full year's interest income and interest cost which were not capitalized.
The consolidated statement of operations for the three months ended March 31,
1996 reflects operations  through  the  entire  quarter.   The  Partnership's
continued existence is dependent on the ability of the Partnership to sustain successful operations. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value.


	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages:

Toyan 48%	Palm 12%  TIFD 40%


	All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines. The Partners contributed, pursuant to an equity commitment agreement, approximately $140,000,000 of equity when commercial operation commenced in December 1995.

2. FINANCIAL STATEMENTS: The consolidated balance sheet as of March 31, 1996, and the consolidated statement of cash flows for the three months ended on March 31, 1996 and 1995 and the consolidated statement of operations for the three months ended March 31, 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1996, results of operations for the three months ended March 31, 1996, and cash flows for the three months ended March 31, 1996 and 1995.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

Investments Held by Trustee The investments held by  trustee  represent  bond
	and equity proceeds held by a bond trustee/disbursement agent and are carried at cost which approximates market. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments in the amount of accrued interest payable. Property, Plant and Equipment Property, plant and equipment are recorded at actual cost. Substantially all property, plant and equipment consist of the Facility, which is depreciated on a straight-line basis over the useful life of the Facility, estimated to be 35 years. Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from three to ten years). Routine maintenance and repairs are charged to expense as incurred.

New Accounting Pronouncement

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which will be adopted for the Partnership's 1996 financial statements, establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. Management anticipates that adoption of this pronouncement will not impact the Partnership's financial condition or results of operations.

Equity Contribution Agreement Pursuant to an Equity Contribution Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders and is included in investments held by trustee in the accompanying consolidated balance sheet as of December 31, 1995 and March 31, 1996.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. This amount is included in current assets as of December 31, 1995 and in noncurrent assets as of December 31, 1994. The landscaping has been completed and the Partnership has applied to the County for a return of funds in excess of the required deposit as security for the first year maintenance.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement
between  the  Partnership  and   Martin  County,  the  Partnership  deposited
$1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1995, the estimated present value of this deposit of approximately $60,000 has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the
Partnership's  financial  instruments  at   March  31,  1996.   Statement  of
Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

								Carrying Amount			Fair Value
Financial Liabilities
Tax-Exempt Bonds				  125,010,000			 139,536,275
Taxable Bonds					  505,000,000			 565,693,217

	For the Tax Exempt Bonds and First Mortgage Bonds, the fair values of the Partnership's bonds payable are based on the stated rates of the Tax Exempt Bonds and First Mortgage Bonds and current market interest rates to estimate market values for the Tax Exempt Bonds and the First Mortgage Bonds.

	The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, deposits, prepaid expenses, investments held by trustee, accounts payable, accrued liabilities and accrued interest approximate fair value because of the short maturities of these instruments.


Item 2		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION  AND
			RESULTS OF OPERATIONS

	The   following  discussion  should  be  read  in  conjunction  with  the
Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

	The Partnership is primarily engaged in the completion of construction, ownership and operation of a non-utility electric generating Facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22,
1995 the Facility commenced commercial operation.   As of March 31, 1996, the
Partnership had approximately $705 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs
directly associated with the construction of the  Facility.   For  the  three
months ended March 31, 1996, the Partnership had total operating revenues of approximately $39 million, total operating costs of $21 million, and total net interest expenses of approximately $14 million resulting in net income of approximately $4 million.

	The Partnership has obtained all material environmental permits and approvals required as of March 1996 for the operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

	On September 9, 1994 Costain Group PLC, parent company of Costain Coal, Inc. ("Costain Coal"), the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets. On March 8, 1995, Costain Group PLC suspended its sales efforts and announced that it would, for the time being, retain and manage its remaining U.S. coal assets, which include Costain Coal. During the first quarter of 1996, offers to purchase
Costain Coal were solicited and received by Costain Group  PLC.   If  Costain
Coal were to be sold to or merged with another entity, any surviving corporation in a merger of Costain Coal, or any transferee of its assets, will be required to assume Costain Coal's obligations under the Coal Purchase Agreement. In light of the terms of the Coal Purchase Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse effect on the Partnership's ability to arrange for coal supply and ash disposal services.

Results of Operations

	Because the Facility entered commercial operation on December 22, 1995, no operating results from the first quarter of last year are available. For its first ten days of operation ending December 31, 1995, the Facility achieved an average Capacity Billing Factor of 99.86%. For its first full quarter of commercial operation ending March 31, 1996, the Facility achieved an average Capacity Billing Factor of 95.13%. This resulted in earning full monthly capacity payments aggregating $26.7 million and bonuses aggregating
$1.8 million for  the  quarter.   The  Capacity  Billing  Factor measures the
overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the quarter, the Facility was dispatched by FPL and generated 372,986 megawatt-hours representing a dispatch rate of 67.10%.
The Facility's dispatch rate is calculated excluding any scheduled outages.

Liquidity and Capital Resources

	On November 22, 1994 the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"). $236.6 million of the First Mortgage Bonds bear an average interest rate of 9.26% and $268.4 million of the First Mortgage Bonds bear an interest rate of 9.77%. Concurrently with the Partnership's issuance of its First Mortgage Bonds, the Martin County Industrial Development Authority issued $113 million of Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds").
A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994 Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter collectively referred to as the "Bonds."

	Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's indebtedness and financing fees and expenses incurred in connection  with the development and construction of the Facility and the balance of the proceeds were deposited in various restricted funds that are being administered by an independent disbursement agent pursuant to trust indentures and a disbursement agreement. Funds
administered  by  such  disbursement  agent   are   invested   in   specified
investments.   These  funds  together  with  other  funds  available  to  the
Partnership  were  being  used:   (i)  to finance completion of construction,
testing, and initial operation of the Facility; (ii) to finance construction interest and contingency; and (iii) to provide for initial working capital.

	The proceeds of the 1994 Tax Exempt Bonds were used to refund $113 million principal amount of Industrial Development Revenue Bonds (Series 1992A and Series 1992B) previously issued by the Martin County Industrial Development Authority for the benefit of the Partnership, and to fund, in part, a debt service reserve account for the benefit of the holders of its tax-exempt bonds and to complete construction of certain portions of the Facility.

	The Partnership's borrowings through March 1996 were $770 million, of which the $139 million equity loan was repaid on December 26, 1995. Table I illustrates the current application of borrowings (as of March 1996) compared to estimated sources and uses of funds through the Guaranteed Completion Date (January 21, 1996) found in the Partnership's Registration Statement (No. 33-82034) filed with the Securities and Exchange Commission.

TABLE I Sources and Uses of Funds

	The following table sets forth the budgeted sources and uses of funds by the Partnership as of March 31, 1996. Certain actual uses of funds through the Substantial Completion Date shown below under "Uses as of 3/31/96" differ from the budgeted amounts shown under "Total Funds" because, among other things, the budget was based upon a Substantial Completion Date of January
21,  1996  (the Guaranteed Completion Date) instead of the actual Substantial
Completion  Date  of  December  22,  1995.   In  addition,  certain  uses for
completion of construction and other costs under the Construction Contract remain indeterminable.


Estimated Sources and Uses of Funds (in thousands)
SOURCES OF FUNDS	Total Funds		Uses as of 3/31/96		Remaining Funds
First Mortgage
Bonds				  $505,000       $505,000			     $		--
1994 Tax-Exempt
Bonds				   125,010        125,010				        --
Equity Contribution
of Partners			   140,000	      140,000		                --
total sources of
funds				  $770,010		 $770,010				 $40,275 (1)

Uses of Funds
CAPITAL COSTS
Engineering, Procurement,
and Construction
Costs				  $438,730		  $441,240			     $ (2,510)(2)
Electrical, Potable
Water and Sewer
Interconnection		     6,850		     6,317			              533
Property Acquisition
Costs					 8,811			 8,579			              232
Steam Host Modification	14,500			14,500			               --
Development Costs and
Fees					30,442			30,442				           --
Mobilization and Spare
Parts				    10,618			14,141		  			(3,523)(2)
General & Administrative
Costs and Fees		    13,057			10,039				        3,018
Taxes					 8,827			 4,738					    4,089
Startup Consumables		 3,584		     6,145			        (2,561)(2)
Initial Working Capital	 3,450			 2,397				        1,053
Fuel Reserve		     5,000	         5,101		              (101)(2)
Title Insurance	         3,187	         2,655			              532
Other Construction-
Related Costs	         4,223			   866				        3,357
FPL Delay Damages			--		       508				      (508)(2)
Contractor Performance
Bonus						--	         7,000(3)	             (7,000) (2)
Contractor Schedule
Bonus						--	         6,100		             (6,100)(2)
Owner's Contingency	    37,000	            --				      37,000
total capital cost	   588,279	       560,768				      27,511

FINANCING COSTS
Initial Bank Financing
Interest and Related
Expenses				58,441	        50,081			           8,360
Termination of Interest
Rate Hedging Agreements	(7,046)	        (7,046)		                 --
First Mortgage Bonds and
Tax-Exempt Bonds Interest
and Related Expenses	84,311	        81,633			           2,678
Equity Loan Interest
and Related Expenses	33,524	        31,798			           1,726
Tax-Exempt Bond Debt
Service Reserve Account	12,501 (4)		12,501 (4)			          --
Total financing costs	181,731		   168,967				      12,764
Total uses of funds	   $770,01        $729,735 (5)		        $ 40,275(5)

(1)	Pursuant  to  the  Disbursement  Agreement,  $44.7  million  remaining of construction funds at commercial operation were transferred into a completion account for the payment of remaining construction expenses (including contractor bonuses) and $1 million was transferred to the Revenue Account for
use in connection with the operation of the Facility.  (2)	Overruns in these
categories have been funded by cost underruns in other budget categories where spending is considered complete or are anticipated to underrun allocated costs. The reallocation of such underruns is not reflected in the
"Uses  of 3/31/96" or "Remaining Funds" columns.  (3)	A partial payment of
$4.5 million was made  in  April,  1996,  for Contractor performance bonuses.
The total amount is expected to be approximately $7 million.  (4)	The  Debt
Service Reserve Letter of Credit is available to serve as a debt service reserve for the holders of the First Mortgage Bonds and the Tax-Exempt Bonds.
(5)	The difference between the Total  Sources  and  Total Uses of Funds as of
3/31/96 is reflected in the Remaining Funds column.

	As of March 31, 1996, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The weighted average interest rate paid by the Partnership on its debt, including the equity loan, for the three months ended March 31, 1996, was 9.18%. The comparable rate was 9.24% for the same period in 1995.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face
amount of no more than $65 million.   Certain of these letters of credit have
been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such
Letter of Credit  and  Reimbursement  Agreement.   As  of  March 31, 1996, no
drawings have been made on any of these letters of  credit.   The  Letter  of
Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 1996, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is
determined separately for  each  draw.   As  of  March  31,  1996, no working
capital loans have been made to the Partnership under the working capital loan facility.

	The Partnership believes that it has adequate sources of capital to complete final construction of the Facility.


PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the
Partnership.   The  Partnership has been named as a co-defendant with Bechtel
Power in a suit brought by the spouse of an employee of Bechtel Power who died in an accident which occurred on the Facility's site. Pursuant to the
terms   of   the  Construction  Contract,  Bechtel  Power  has  notified  the
Partnership that it has assumed  the  defense  in  this case on behalf of the
Partnership.   Although  the  ultimate  resolution  of  this  action  is  not currently determinable, the Partnership believes that Bechtel Power maintains insurance coverage adequate to cover any resulting liability and that any resulting liability in excess of such insurance coverage should not have a material adverse effect on the Partnership's financial position.


Item 5	OTHER INFORMATION

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of March 1996, in order to continue commercial operation of the Facility. Certain of such permits and approvals are subject
to  periodic  renewal.   Certain  additional  permits  and  approvals will be
required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

Energy Prices

	In October 1995, FPL filed with the Florida Public Service Commission its most recent projections for its 1995-1997 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (January to May), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material.

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K: The Partnership filed a Form 8-K and press release on January 3, 1996 announcing the commencement of commercial operation.

	b) Exhibits:
Exhibit  No.						Description
3.1							Certificate of Incorporation of Indiantown
							Cogeneration Funding Corporation.*
3.2							By-laws of Indiantown Cogeneration Funding
							Corporation.*
3.3							Certificate of Limited Partnership of Indiantown
							Cogeneration, L.P.*
3.4							Amended and Restated Limited Partnership
							Agreement of Indiantown Cogeneration, L.P., among
							Palm  Power  Corporation,  Toyan  Enterprises and
							TIFD III-Y Inc.*
3.5							Form of First Amendment to Amended and Restated
							Limited Partnership Agreement of Indiantown
							Cogeneration, L.P.*
4.1							Trust Indenture, dated as of November 1, 1994,
							among     Indiantown     Cogeneration     Funding
							Corporation, Indiantown Cogeneration,  L.P.,  and
							NationsBank  of  Florida,  N.A.,  as Trustee, and
							First Supplemental Indenture thereto.**
4.2							Amended and Restated Mortgage, Assignment of
							Leases, Rents, Issues and Profits and Security
							Agreement and Fixture Filing among Indiantown
							Cogeneration, L.P., as Mortgagor, and Bankers
							Trust Company as Mortgagee, and NationsBank of
							Florida, N.A., as Disbursement Agent and, as when
							and to the extent set forth therein, as Mortgagee
							with  respect  to  the   Accounts,  dated  as  of
							November 1, 1994.**
4.3							Assignment and Security Agreement between
							Indiantown Cogeneration, L.P., as Debtor, and
							Bankers Trust Company as Secured Party, and
							NationsBank of Florida, N.A., as Disbursement
							Agent and, as when, and to the extent set forth
							therein, a Secured Party with respect to the
							Accounts, dated as of November 1, 1994.**
10.1.1						Amended and Restated Indenture of Trust between
							Martin County Industrial Development Authority,
							as Issuer, and NationsBank of Florida, N.A., as
							Trustee, dated as of November 1, 1994.**
10.1.2						Amended and Restated Authority Loan Agreement by
							and between Martin County Industrial Development
							Authority and Indiantown Cogeneration, L.P.,
							dated as of November 1, 1994.**
10.1.3						Letter  of  Credit  and  Reimbursement  Agreement
							among Indiantown  Cogeneration,  L.P.,  as
							Borrower,  and  the  Banks  Named Therein, and
							Credit Suisse, as Agent, dated as of November 1,
							1994.**
10.1.4						Disbursement Agreement, dated as of November 1,
							1994, among Indiantown Cogeneration, L.P.,
							Indiantown Cogeneration Funding Corporation,
							NationsBank of Florida, N.A., as Tax-Exempt
							Trustee, NationsBank of Florida, N.A., as
							Trustee, Credit Suisse, as Letter of Credit
							Provider, Credit Suisse, as Working Capital
							Provider, Banque Nationale de Paris, as Debt
							Service Reserve Letter of Credit Provider,
							Bankers Trust Company, as Collateral Agent,
							Martin County Industrial Development Authority,
							and NationsBank of Florida, N.A., as Disbursement
							Agent.**
10.1.5						Revolving Credit Agreement among Indiantown
							Cogeneration, L.P., as Borrower, and the Banks
							Named Therein, and Credit Suisse, as Agent, dated
							as of November 1, 1994.**
10.1.6						Collateral Agency and Intercreditor Agreement,
							dated as of November 1, 1994, among NationsBank
							of Florida, N.A., as Trustee under the Trust
							Indenture, dated as of November 1, 1994,
							NationsBank of Florida, N.A., as Tax-Exempt
							Trustee under the Tax Exempt Indenture, dated as
							of November 1, 1994, Credit Suisse, as letter of
							Credit Provider, Credit Suisse, as Working
							Capital Provider, Banque Nationale de Paris, as
							Debt Service Reserve Letter of Credit Provider,
							Indiantown Cogeneration, L.P., Indiantown
							Cogeneration Funding Corporation, Martin County
							Industrial Development Authority, NationsBank of
							Florida, N.A., as Disbursement Agent under the
							Disbursement Agreement dated as of November 1,
							1994, and Bankers Trust Company, as Collateral
							Agent.**
10.1.7						Amended and Restated Equity Loan Agreement dated
							as of November 1, 1994, between Indiantown
							Cogeneration, L.P., as the Borrower, and TIFD
							III-Y Inc., as the Equity Lender.**
10.1.8						Equity Contribution Agreement, dated as of
							November 1, 1994, between TIFD III-Y Inc. and
							NationsBank of Florida, N.A., as Disbursement
							Agent.**
10.1.9						GE Capital Guaranty Agreement, dated as of
							November 1, 1994, between General Electric
							Capital Corporation, as Guarantor, and
							NationsBank of Florida, N.A., as Disbursement
							Agent.**
10.1.11						Debt Service Reserve Letter of Credit and
							Reimbursement Agreement among Indiantown
							Cogeneration, L.P., as Borrower, and the Banks
							Named Therein, and Banque Nationale de Paris, as
							Agent, dated as of November 1, 1994.**
10.2.18						Amendment No. 2 to Coal Purchase Agreement, dated
							as of April 19, 1995.***
10.2.19						Fourth Amendment to Energy Services Agreement,
							dated as of January 30, 1996.*****
21							Subsidiaries of Registrant*
27							Financial Data Schedule.
							(For electronic filing purposes only.)*****
99							Copy of Registrants' press release
							dated January 3, 1996.****

* Incorporated by reference from the Registrant Statement on Form S-1, as amended, file no. 33-82034 filed by the Registrants with the SEC in July 1994.
** Incorporated by reference from the quarterly report on  Form  10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994. *** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1995.
**** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996. ***** Filed herewith.

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


								Indiantown Cogeneration, L.P. (Co-Registrant)


Date:   May 15, 1996				 /s/ John Cooper
									John R. Cooper - Vice
									President (Chief Financial Officer)


								INDIANTOWN  COGENERATION  FUNDING Corporation
								(Co-Registrant)


Date:  May 15, 1996					 /s/ John Cooper
									John R. Cooper - Vice
									President (Chief Financial Officer)