Form 10-Q
period 1996-06-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1996-08-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                                                    FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

Commission File Number 33-82034


INDIANTOWN COGENERATION, L.P. (Exact name of co-registrant as specified in its charter)

		Delaware				  52-1722490  (State  or  other  jurisdiction
	of		(I.R.S.   Employer   Identification   Number)   incorporation  or
	organization)



INDIANTOWN COGENERATION FUNDING CORPORATION (Exact name of co-registrant as specified in its charter)

		Delaware				  52-1889595  (State  or  other  jurisdiction
	of		(I.R.S.  Employer   Identification   Number)   incorporation   or
	organization)



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




Indiantown Cogeneration, L.P. Indiantown Cogeneration Funding Corporation



PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	December 31, 1995 and June 30, 1996
	(Unaudited)	............................................1
	Consolidated Statement of Operations for the  Three
	and Six Months Ended June 30, 1996 (Unaudited)..........3
	Consolidated  Statements of	Cash Flows for the Six Months
	Ended June 30, 1996 (Unaudited) and June 30, 1995
	(Unaudited).............................................4
	Notes   to   Consolidated Financial Statements
	(Unaudited) ............................................5

Item  2	Management's  Discussion  and  Analysis  of  Financial
	Condition and Results of Operations.....................8

PART II	OTHER INFORMATION

Item 1	Legal Proceedings..................................13
Item 5	Other Information..................................13
Item 6	Exhibits and Reports on Form 8-K...................14
Signatures.................................................17






PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. Consolidated Balance Sheets As of December  31,
1995 and June 30, 1996

ASSETS							June 30, 1996		December 31, 1995
								(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents		$    452,337		$2,666,296
Accounts receivable-trade		  14,309,925		 6,806,299
Inventories					         971,554		   127,115
Prepaids 							 502,875		 1,844,328
Deposits 						     193,356		   193,357
Investments held by Trustee,
including restricted funds of
$4,568,222 and $958,530,
respectively					   55,838,062		59,251,661
Total current assets			  $72,268,109	    70,889,056

INVESTMENTS HELD BY TRUSTEE,
     restricted funds			   12,501,000		12,501,000

DEPOSITS						   	   60,000			60,000

PROPERTY, PLANT & EQUIPMENT:
Land								 8,579,399		  8,579,399
Electric and steam generating
facilities						   707,131,112		683,536,498
Less accumulated depreciation	   (10,682,920)		   (527,742)
Net property, plant & equipment	   705,027,591		691,588,155

FUEL RESERVE						 3,013,600		  4,662,617

DEFERRED FINANCING COSTS, net of
accumulated amortization of
$40,656,450 and  $40,436,799,
respectively						 19,580,751		  19,750,511

Total assets					   $792,870,300		$799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of December 31, 1995 and June 30, 1996

LIABILITIES AND PARTNERS' CAPITAL	   June 30, 1996	December 31, 1995
										(Unaudited)
CURRENT LIABILITIES:
Accounts payable					   $6,757,131		$5,885,114
Accrued liabilities						5,313,792		14,740,306
Accrued interest						2,382,803		 2,396,324
Current portion - First Mortgage Bonds	4,398,000		 8,795,000
Current portion lease payable -
railcars								  116,979		   231,158
Total current liabilities			   18,968,705		32,047,902

LONG TERM DEBT:
First Mortgage Bonds				  496,205,000	   496,205,000
Tax Exempt Facility Revenue Bonds	  125,010,000	   125,010,000
Lease payable - railcars				5,386,265		 5,386,265
Total long term debt				  626,601,265	   626,601,265

	Total liabilities				  645,569,970	   658,649,167

PARTNERS' CAPITAL:
Toyan Enterprises					   70,704,158	    67,585,042
Palm Power Corporation				   17,676,040		16,896,261
TIFD III-Y, Inc.					   58,920,132		56,320,869
Total partners' capital				  147,300,330	   140,802,172

	Total liabilities and partners'
			capital					 $792,870,300	  $799,451,339

The accompanying notes are an integral part of these balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 1996
									Three Months Ended	 Six Months Ended
									June 30, 1996		 June 30, 1996
									(Unaudited)			  (Unaudited)
Operating Revenues:
Electric capacity and capacity
bonus revenue						$29,161,775			  $57,625,051
Electric energy revenue				 11,197,066			   21,492,345
Steam revenue							 25,000				   33,333
		Total operating revenues	 40,383,841			   79,150,729

Cost of Sales:
Fuel and ash						  13,482,845		   23,628,236
Operating and maintenance			   3,202,724			6,666,124
Depreciation						   5,143,420		    9,987,493
		Total cost of sales			  21,828,989		   40,281,853

Gross Profit						  18,554,852		   38,868,876

Other Operating Expenses:
General and administrative			     714,914			1,309,966
Insurance and taxes					   1,717,321			3,722,183
	Total other operating expenses	   2,432,235			5,032,149

Operating Income 					  16,122,617		   33,836,727

Non-Operating Income (Expenses):
Interest expense					 (14,726,961)		  (29,505,033)
Interest income						   1,097,429			2,166,466
	Net non-operating expense		 (13,629,532)		  (31,671,499)

Net Income							$  2,493,085		$   6,498,160

The accompanying notes are an integral part of this consolidated statement.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1996 and 1995
										Six Months			Six Months
										Ended				Ended
										June 30, 1996		June 30, 1995
										(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income								$6,498,160			$	--
Adjustments to reconcile net income
to net cash	provided by operating
activities:
Depreciation and amortization	   		10,155,178				--
Increase in accounts receivable			(7,503,626)				--
Increase in property, plant & equipment	(3,844,102)				--
Decrease in inventories and fuel
reserves								   804,578				--
Decrease in deposits and prepaids		 1,341,453				--
Decrease in accounts payable and
accrued interest						(8,568,018)				--
Decrease in Bonds Payable				(4,397,000)				--
Decrease in lease payable 				  (114,179)				--
Net cash provided by
operating activities					(5,627,556)				--

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress		--				(83,665,921)
(Increase) Decrease in investment
held by trustee							  3,413,597			 56,050,131
Net cash used in investing activities	  3,413,597			(27,615,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance and
financing costs	 							--				 (6,459,704)
Proceeds from GECC loan						--				 	--
Payment of GECC loan						--			   	 34,100,000
Capital contributions						--				 	--
Net cash provided by financing activities	--				 27,640,296

INCREASE (DECREASE) IN CASH				  (2,213,959)		     24,506

CASH and CASH EQUIVALENTS, beginning
of year									   2,666,296 		  2,113,081

CASH and CASH EQUIVALENTS, end of period     452,337 		  2,137,587

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Change in total construction in progress   		--			(78,570,832)
amortization of deferred financing costs
during construction								--			    511,634
Increase in property, plant, and equipment		--			 	--
Increase in accounts receivable					--			 	--
Increase in inventories and fuel reserve		--			 	--
Increase in deposits & prepaids					--			    (49,000)
Increase in accounts payable and
accrued interest								--			  5,557,743
Increase in lease payable						--				--
Cash paid for construction in progress	  		--		   $(83,665,921)

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of June 30, 1996
      (Unaudited)



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

	The Partnership was in the development stage through December 21, 1995 and commenced commercial operations on December 22, 1995 (the "Commercial Operation Date"). The accompanying consolidated statement of operations for the three and six months ended  June 30, 1996 reflects operations through the
entire quarter and since the end of the last fiscal year, respectively.   The
Partnership's continued existence is dependent on the ability of the Partnership to sustain successful operations. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value.


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

2.  FINANCIAL STATEMENTS:   The  consolidated  balance  sheet  as of June 30,
	1996, and the consolidated statement of cash flows for the six months ended on June 30, 1996 and 1995 and the consolidated statement of operations for the three and six months ended June 30, 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1996, results of operations for the three months and six months ended June 30, 1996, and cash flows for the six months ended June 30, 1996 and 1995.

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

Equity Contribution Agreement Pursuant to an Equity Contribution Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders and is included in investments held by trustee in the accompanying consolidated balance sheet as of December 31, 1995 and June 30, 1996.

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

	In 1991, in accordance with the Planned Unit Development Zoning Agreement
between  the  Partnership  and   Martin  County,  the  Partnership  deposited
$1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1995, the estimated present value of this deposit of approximately $60,000 has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at June 30, 1996. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


							Carrying Amount	  	Fair Value
Financial Liabilities
Tax-Exempt Bonds			  $125,010,000		$138,926,238
Taxable Bonds				  $500,603,000 		$552,958,601



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

General

	The Partnership is primarily engaged in the completion of construction, ownership and operation of a non-utility electric generating Facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22,
1995 the Facility commenced commercial  operation.   As of June 30, 1996, the
Partnership had approximately $705 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs
directly associated with the construction of the  Facility.   For  the  three
months ended June 30, 1996, the Partnership had total operating revenues of approximately $40 million, total operating costs of $24 million, and total net interest expenses of approximately $14 million resulting in net income of approximately $2.5 million.

	The Partnership has obtained all material environmental permits and approvals required as of July 1996 for the operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. The Partnership filed its application for a Title V air permit on May 24, 1996.
A permit is expected within the next two years. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

	On September 9, 1994 Costain Group PLC, parent company of Costain Coal, Inc. ("Costain Coal"), the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets. During the first quarter of 1996, offers to purchase Costain Coal were solicited and received by Costain Group PLC. As of the end of the second quarter of 1996, none of the purchase offers had been accepted, though Costain Group PLC continues to hold discussions with interested parties. If Costain Coal were to be sold to or merged with another entity, any surviving corporation in a merger of Costain Coal, or any transferee of its assets, will be required to assume Costain Coal's obligations under the Coal Purchase Agreement. In light of the terms of the Coal Purchase Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse eff ect on the Partnership's ability to arrange for coal supply and ash disposal services.

Results of Operations

	Because the Facility entered commercial operation on December 22, 1995, no operating results from the second quarter of last year are available. For its first ten days of operation ending December 31, 1995, the Facility achieved an average Capacity Billing Factor of 99.86%. For its first full quarter of commercial operation ending March 31, 1996, the Facility achieved an average Capacity Billing Factor of 95.13%. For the second quarter ending June 30, 1996, the Facility achieved an average Capacity Billing Factor of 91.82%. This resulted in earning full monthly capacity payments aggregating $27.9 million and bonuses aggregating $69,000 for the quarter. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the quarter, the Facility was dispatched by FPL and generated 523,867 megawatt-hours. The average dispatch rate for the second quarter of 1996 was approximately 80%, excluding outages.

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

	The Partnership's borrowings through June 1996 were $770 million, of which the $139 million equity loan was repaid on December 26, 1995. Table I illustrates the current application of borrowings (as of June 1996) compared to estimated sources and uses of funds through the Guaranteed Completion Date (January 21, 1996) found in the Partnership's Registration Statement (No. 33-82034) filed with the Securities and Exchange Commission.
TABLE I Sources and Uses of Funds

	The following table sets forth the budgeted sources and uses of funds by the Partnership as of June 30, 1996. Certain actual uses of funds through the Substantial Completion Date shown below under "Uses as of 6/30/96" differ from the budgeted amounts shown under "Total Funds" because, among other things, the budget was based upon a Substantial Completion Date of January
21, 1996 (the Guaranteed Completion Date) instead of the  actual  Substantial
Completion  Date  of  December  22,  1995.   In  addition,  certain  uses for
completion of construction and other costs under the Construction Contract remain indeterminable.

Estimated Sources and Uses of Funds (in thousands)
SOURCES OF FUNDS		Total Funds		Uses as of 6/30/96	Remaining Funds
First Mortgage Bonds	$505,000		$505,000			$--
1994 Tax-Exempt Bonds	 125,010		 125,010			 --
Equity Contribution
of Partners				 140,000		 140,000			 --
Total sources of funds	$770,010		$770,010			$33,373 (1)

Uses of Funds
CAPITAL COSTS
Engineering, Procurement,
and Construction Costs	$438,730		$440,822			$ (2,092)(2)
Electrical, Potable
Water and Sewer
Interconnection			   6,850		   6,318				 532
Property Acquisition Costs 8,811		   8,579				 232
Steam Host Modification	  14,500		  14,500				 --
Development Costs
and Fees				  30,442  		  30,442				 --
Mobilization and Spare
Parts					  10,618 		  15,321 			   (4,703)(2)
General & Administrative
Costs and Fees			  13,057 		  10,140   			    2,917
Taxes	 			       8,827           4,754	            4,073
Startup Consumables	       3,584           7,565               (3,981)(2)
Initial Working Capital	   3,450		   4,916			   (1,466)(2)
Fuel Reserve			   5,000		   5,101				 (101)(2)
Title Insurance			   3,187	       2,751	              436
Other Construction-
Related Costs		       4,223           1,392	            2,831
FPL Delay Damages			  --			 508				 (508)(2)
Contractor Performance
Bonus					      --	       8,461(3)		       (8,461)(2)
Contractor Schedule Bonus     --           6,100		       (6,100)(2)
Total capital cost		 551,279		 567,670			  (16,391) (2)

FINANCING COSTS
Initial Bank Financing
Interest and
Related Expenses		  58,441          50,081   			    8,360
Termination of Interest
Rate Hedging Agreements   (7,046)         (7,046)	               --
First Mortgage Bonds and
Tax-Exempt Bonds Interest
and Related Expenses	  84,311          81,633	            2,678
Equity Loan Interest and
Related Expenses	      33,524          31,798                1,726
Tax-Exempt Bond Debt
Service Reserve Account	  12,501 (4)	  12,501 (4)			   --
Total financing costs	 181,731		 168,967			   12,764
Total uses of funds		$733,010		$736,637 (5)		 $ (3,627)(5)

Owners' Contingency(6)	  37,000		      --               37,000

Totals 					$770,010		$736,637 (5)		 $ 33,373(5)

(1)	Pursuant to  the  Disbursement  Agreement,  $44.7  million  remaining  of construction funds at commercial operation were transferred into a completion account  for  the  payment  of  remaining  construction  expenses  (including contractor bonuses) and $1 million was transferred to the Revenue Account for
use in connection with the operation of the Facility.  (2)	Overruns in these
categories  have  been  funded  by  cost underruns in other budget categories where  spending  is  considered  complete  or  are  anticipated  to  underrun allocated costs.  The reallocation of  certain  underruns is reflected in the
Owners' Contingency row.  (3)	A partial payment of $4.5 million was made in
April, 1996,  for  Contractor  performance  bonuses.   The  total  amount  is
expected  to  be  approximately  $8.5  million.  (4)	The Debt Service Reserve
Letter of Credit is available  to  serve  as  a  debt service reserve for the
holders of the First Mortgage  Bonds  and  the  Tax-Exempt  Bonds.   (5)	The
difference between the Total Sources and Total Uses of Funds as of 6/30/96 is
reflected  in  the  Remaining  Funds column.  (6)	 The net overrun in TOTAL
USES OF FUNDS has been paid out of remaining Owners' Contingency.

	As of June 30, 1996, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. Series A-1 of the First Mortgage Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996. The weighted average interest rate paid by the Partnership on its debt, including the equity loan, for the three months ended June 30, 1996, was 9.17%. The comparable rate was 9.53% for the same period in 1995.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such
Letter  of  Credit  and  Reimbursement  Agreement.   As  of June 30, 1996, no
drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party
thereto.   Drawings  on  the  debt  service  reserve  letter of credit became available on the Commercial Operation  Date  of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter
of  credit.   Cash  and  other  investments  held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 1996, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of June 30, 1996, no working capital loans have been made to the Partnership under the working capital loan facility.

	The Partnership believes that it has adequate sources of capital to complete final construction of the Facility.


PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership. The Partnership has been named as a co-defendant with Bechtel Power in a suit brought by the spouse of an employee of Bechtel Power who died in an accident which occurred on the Facility's site. A defense motion for summary judgment was denied as to Bechtel Power; no ruling was made as to the Partnership.  The litigation has been stayed pending the appeal  of  this
decision.   Pursuant to the terms of the Construction Contract, Bechtel Power has notified the Partnership that it has assumed the defense in this case on behalf of the Partnership. Although the ultimate resolution of this action is not currently determinable, the Partnership believes that Bechtel Power maintains insurance coverage adequate to cover any resulting liability and that any resulting liability in excess of such insurance coverage should not have a material adverse effect on the Part nership's financial position.

The Partnership's steam host, Caulkins, has been named as a defendant in a law suit by various Florida citrus growers. The plaintiffs allege that Caulkins did not pay the growers the proper amounts for their crops at various times since 1991 and are claiming $10 million in damages. While the Partnership is not and will not be involved with this action, a significant judgment against Caulkins could have an adverse impact on Caulkins' ability to continue purchasing steam from the Partnership and, therefore, require the partnership to take certain actions, under the steam sales agreement with Caulkins and otherwise, to preserve the Facility's status as a qualifying facility. The Partnership does not, and cannot, express any opinion as to the likelihood or remoteness of a decision being rendered against Caulkins in this case.

Item 5	OTHER INFORMATION

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of July 1996, in order to continue commercial operation of the Facility. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within the next two years. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

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


								Indiantown Cogeneration, L.P. (Co-Registrant)


Date:  August, 14  1996		  /s/  John  Cooper
								John  R.  Cooper  Vice
								President (Chief Financial Officer)


								INDIANTOWN  COGENERATION  FUNDING Corporation
								(Co-Registrant)


Date:  August, 14 1996			  /s/  John  Cooper
								John R. Cooper Vice
								President (Chief Financial Officer)