Form 10-Q
period 1996-09-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1996-11-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

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




Indiantown Cogeneration, L.P. Indiantown Cogeneration Funding Corporation



PART I	FINANCIAL INFORMATION						Page No.

Item  1	Financial  Statements:  Consolidated Balance Sheets as of December
	31,         1995         and         September         30,         1996
	(Unaudited)...........................................................1
	Consolidated Statements of  Operations  for  the  Three and Nine Months
	Ended                September                 30,                 1996
	(Unaudited)...........................................................3
	Consolidated  Statements  of  Cash  Flows  for  the  Nine  Months Ended
	September   30,    1996    (Unaudited)    and    September   30,   1995
	(Unaudited)...........................................................4
	Notes    to    Consolidated    Financial     Statements     (Unaudited)
	......................................................................5
	Item  2	Management's Discussion  and  Analysis  of   Financial
	Condition  and  Results  of	Operations................................8

PART II	OTHER INFORMATION

Item 1 Legal Proceedings.................................................13

Item 5	Other Information................................................13

Item 6 Exhibits and Reports on Form 8-K..................................14

Signatures...............................................................17






PART I FINANCIAL INFORMATION

Indiantown  Cogeneration,  L.P.  Consolidated Balance Sheets As of December
31, 1995 and September 30, 1996

ASSETS						September 30, 1996		December 31,1995
					   			(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents		$    445,354		 $2,666,296
Accounts receivable-trade		  15,244,423		  6,806,299
Inventories							 298,351			127,115
Prepaids							 107,485		  1,844,328
Deposits							 193,357			193,357
Investments held by Trustee,
including restricted funds of
$21,205,606 and $958,530,
respectively					  73,905,477		 59,251,661
	Total current assets		  90,194,447		 70,889,056

INVESTMENTS HELD BY TRUSTEE,
     restricted funds			  12,501,000		 12,501,000

DEPOSITS							  60,000			 60,000

PROPERTY, PLANT & EQUIPMENT:
Land							   8,579,399		  8,579,399
Electric and steam generating
facilities						 692,187,656		683,536,498
Less accumulated depreciation	 (15,694,555)		   (527,742)
	Net property, plant &
	equipment					 685,072,500		691,588,155

FUEL RESERVE					   3,522,374		  4,662,617

DEFERRED FINANCING COSTS,
net of accumulated amortization
of $40,796,313 and $40,436,799,
respectively					  19,390,997		  19,750,511

	Total assets				$810,741,318		$799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of December 31, 1995 and September 30, 1996

LIABILITIES AND PARTNERS' CAPITAL	 September 30, 1996	  December 31, 1995
									   (Unaudited)
CURRENT LIABILITIES:
Accounts payable					    $6,702,671			 $5,885,114
Accrued liabilities						 6,105,695			 14,740,306
Accrued interest						16,679,625			  2,396,324
Current portion - First Mortgage Bonds	 9,248,000			  8,795,000
Current portion lease payable - railcars   244,016				231,158
	Total current liabilities			38,980,007			 32,047,902

LONG TERM DEBT:
First Mortgage Bonds				   491,355,000			496,205,000
Tax Exempt Facility Revenue Bonds	   125,010,000			125,010,000
Lease payable - railcars				 5,201,612			  5,386,265
	Total long term debt			   621,566,612			626,601,265

	Total liabilities				   660,546,619			658,649,167

PARTNERS' CAPITAL:
Toyan Enterprises						72,093,455			 67,585,042
Palm Power Corporation					18,023,364			 16,896,261
TIFD III-Y, Inc.						60,077,880			 56,320,869

	Total partners' capital			   150,194,699			140,802,172

	Total liabilities and partners'
		capital						  $810,741,318		   $799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 1996
									Three Months Ended	 Nine Months Ended
									September 30, 1996	 September 30, 1996
	   									(Unaudited)			(Unaudited)
Operating Revenues:
Electric capacity and
capacity bonus revenue				    $28,361,077		  $  85,986,128
Electric energy revenue					 14,185,165			 35,677,510
Steam revenue								 25,001				 58,334
	Total operating revenues			 42,571,243			121,721,972

Cost of Sales:
Fuel and ash							 14,647,995			 38,276,231
Operating and maintenance				  3,639,744			 10,305,868
Depreciation							  5,011,635			 14,999,128
	Total cost of sales					 23,299,374			 63,581,227

Gross Profit							 19,271,869			 58,140,745

Other Operating Expenses:
General and administrative				    672,600			  1,982,566
Insurance and taxes						  2,017,771			  5,739,954
	Total other operating expenses		  2,690,371			  7,722,520

Operating Income 						 16,581,498			 50,418,225

Non-Operating Income (Expenses):
Interest expense						(14,688,781)		(44,193,814)
Interest income							  1,001,650			  3,168,116
	Net non-operating expense			(13,687,131)		(41,025,698)

Net Income							   $  2,894,367		  $   9,392,527

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Nine Months Ended June 30, 1996 and 1995
										Nine Months			Nine Months
										Ended				Ended
										September 30, 1996	September 30, 1995
										(Unaudited)			(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income								$9,392,527			$ --
Adjustments to reconcile net income
to net cash	provided by operating
activities:
Depreciation and amortization			15,166,813			  --
(Increase) Decrease in accounts
receivable								(8,438,124)			  --
(Increase) Decrease in property,
plant & equipment						(8,291,643)			  --
(Increase) Decrease in inventories
and fuel reserves						   969,007			  --
Decrease in deposits and prepaids		 1,736,843			  --
Increase (Decrease) in accounts
payable and accrued interest			 6,466,247			  --
Increase (Decrease) in Bonds Payable	(4,397,000)			  --
Increase (Decrease) in lease payable 	  (171,795)			  --
Net cash provided by operating
activities								12,432,875			  --

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for construction in progress			--		 (95,548,450)
(Increase) Decrease in investment
held by trustee						   (14,653,817)		  52,256,793
Net cash used in investing activities  (14,653,817)		 (43,291,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance and
financing costs						            --		  (7,373,690)
Proceeds from GECC loan					 		--		  	   --
Payment of GECC loan					   		--		  53,700,000
Capital contributions							--			   --
Net cash provided by financing activities		--		  46,326,310

INCREASE (DECREASE) IN CASH				(2,220,942)		   3,034,653

CASH and CASH EQUIVALENTS,
beginning of year						 2,666,296 		   2,113,081

CASH and CASH EQUIVALENTS,
end of period							   445,354 		   5,147,734

SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES:
Change in total construction in progress		--		(106,218,752)
Amortization of deferred financing
costs during construction						--		     781,616
Increase in property, plant, and equipment		--		       --
(Increase) in accounts and
interest receivable								--		  (2,780,641)
Increase in inventories and fuel reserve		--			   --
Increase in deposits & prepaids					--			 (44,000)
Increase in accounts payable and
accrued interest								--		  12,713,327
Increase in lease payable						--		       --
Cash paid for construction in progress		$	--		$(95,548,450)


Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements
As of September 30, 1996
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

	The Partnership was in the development stage through December 21, 1995 and commenced commercial operations on December 22, 1995 (the "Commercial Operation Date"). The accompanying consolidated statement of operations for the three and nine months ended September 30, 1996 reflects operations through the entire quarter and since the end of the last fiscal year, respectively. The Partnership's continued existence is dependent on the ability of the Partnership to sustain successful operations. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value.

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

2.  FINANCIAL STATEMENTS:  The  consolidated  balance sheet as of September
	30, 1996, and the consolidated statement of cash flows for the nine months ended on September 30, 1996 and 1995 and the consolidated statement of operations for the three and nine months ended September 30, 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1996, results of operations for the three months and nine months ended September 30, 1996, and cash flows for the nine months ended September 30, 1996 and 1995.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

Investments Held by Trustee The  investments held by trustee represent bond
	and equity proceeds held by a bond trustee/disbursement agent and are carried at cost which approximates market. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments in the amount of accrued principal and interest payables. Property, Plant and Equipment Property, plant and equipment are
	recorded at actual cost. Substantially all property, plant and equipment consist of the Facility, which is depreciated on a straight-line basis over the useful life of the Facility, estimated to be 35 years. Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from three to ten years). Routine maintenance and repairs are charged to expense as incurred.

New Accounting Pronouncement

	In  March  1995,  the  Financial  Accounting  Standards  Board   issued
Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
of" ("SFAS No. 121").   SFAS  No.  121,  which  will  be  adopted  for  the
Partnership's 1996 annual financial statements, establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. Management anticipates that adoption of this pronouncement will not impact the Partnership's financial condition or results of operations.


Equity Contribution Agreement Pursuant to an Equity Contribution Agreement,
	dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders and is included in investments held by trustee in the accompanying consolidated balance sheet as of December 31, 1995 and September 30, 1996.

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

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership.
As of December 31, 1995, the estimated present value of this deposit of approximately $60,000 has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at September 30, 1996. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


								Carrying Amount	  Fair Value
Financial Liabilities
Tax-Exempt Bonds				 $ 125,010,000	  $141,684,705
Taxable Bonds					 $ 500,603,000	  $563,326,062

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

General

	The Partnership is primarily engaged in the completion of construction, ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development  stage  and  had  no  operating  revenues  or expenses.  On
December 22, 1995 the  Facility  commenced  commercial  operation.   As  of
September 30, 1996, the Partnership had approximately $704 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction
of the Facility.   For  the  three  months  ended  September  30, 1996, the
Partnership had total operating revenues of approximately $42.6 million, total operating costs of $26 million, and total net interest expenses of approximately $13.7 million resulting in net income of approximately $2.9 million.

	The Partnership has obtained all material environmental permits and approvals required as of September 1996 for the operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. The Partnership filed its application for a Title V air permit on May 24, 1996.
A permit is expected within the next two years. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

	On September 9, 1994 Costain Group PLC, parent company of Costain Coal, Inc. ("Costain Coal"), the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets.  As of the end  of the second quarter of 1996, no purchase offers had been accepted, though Costain Group PLC continued to hold discussions with interested parties.
As of the end of the third quarter of 1996, no sale had been completed. If Costain Coal were to be sold to or merged with another entity, any surviving corporation in a merger of Costain Coal, or any transferee of its assets, will be required to assume Costain Coal's obligations under the
Coal Purchase Agreement.   In  light  of  the  terms  of  the Coal Purchase
Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse effect on the Partnership's ability to arrange for coal supply and ash disposal services.

Results of Operations

	Because the Facility entered commercial operation on December 22, 1995, no operating results from the third quarter of last year are available.
 For its first ten days of operation ending December 31, 1995, the Facility achieved an average Capacity Billing Factor of 99.86%. For its first two full quarters of commercial operation ending March 31, 1996, and June 30, 1996, the Facility achieved an average Capacity Billing Factor of 95.13%
 and 91.82%, respectively.   For  the  third  quarter  ending September 30,
 1996, the Facility achieved an average Capacity Billing Factor of 92.79%. This resulted in earning full monthly capacity payments aggregating $27.9 million and bonuses aggregating $425,885 for the quarter. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the quarter, the Facility was dispatched by FPL and generated 611,626 megawatt-hours.
 The monthly dispatch rate for the third quarter of 1996 ranged from 85% in July to 91% in September.

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

	The Partnership's borrowings through September 1996 were $769 million, of which the $139 million equity loan was repaid on December 26, 1995. Table I illustrates the current application of borrowings (as of September
1996) compared to estimated sources and uses of funds through the Guaranteed Completion Date (January 21, 1996) found in the Partnership's Registration Statement (No. 33-82034) filed with the Securities and Exchange Commission.

TABLE I Sources and Uses of Funds

	The following table sets forth the budgeted sources and uses of funds by the Partnership as of September 30, 1996. Certain actual uses of funds through the Substantial Completion Date shown below under "Uses as of 9/30/96" differ from the budgeted amounts shown under "Total Funds" because, among other things, the budget was based upon a Substantial Completion Date of January 21, 1996 (the Guaranteed Completion Date) instead of the actual Substantial Completion Date of December 22, 1995. In addition, certain uses for completion of construction and other costs under the Construction Contract remain indeterminable.

Estimated Sources and Uses of Funds
(in thousands)
SOURCES OF FUNDS		Total Funds	   Uses as of 9/30/96	Remaining Funds
First Mortgage Bonds	  $505,000	      $505,000			$  --
1994 Tax-Exempt Bonds	   125,010		   125,010			   --
Equity Contribution of
Partners				   140,000		   140,000			   --
Total sources of funds	  $770,010		  $770,010			$31,429 (1)

Uses of Funds
CAPITAL COSTS
Engineering, Procurement,
and Construction Costs	  $438,730		  $440,822			$ (2,092)(2)
Electrical, Potable Water
and Sewer Interconnection	 6,850			 6,318				 532
Property Acquisition Costs	 8,811			 8,579			     232
Steam Host Modification		14,500			14,500				  --
Development Costs and Fees	30,442			30,442				  --
Mobilization and
Spare Parts					10,618			15,771			   (5,153)(2)
General & Administrative
Costs and Fees				13,057			10,636				2,421
Taxes						 8,827			 4,756				4,071
Startup Consumables			 3,584			 7,639			   (4,055)(2)
Initial Working Capital		 3,450			 4,916			   (1,466)(2)
Fuel Reserve				 5,000			 5,101				 (101)(2)
Title Insurance				 3,187			 2,751				  436
Other Construction-
Related Costs				 4,223			 2,314				1,909
FPL Delay Damages				--			   508				 (508)(2)
Contractor Performance
Bonus							--			 8,461 (3)		   (8,461)(2)
Contractor Schedule Bonus		--           6,100			   (6,100)(2)
Total capital cost		   551,279		   569,614			  (18,335)(2)

FINANCING COSTS
Initial Bank Financing
Interest and Related
Expenses					58,441			 50,081				8,360
Termination of Interest
Rate Hedging Agreements	    (7,046)			 (7,046)			   --
First Mortgage Bonds and
Tax-Exempt Bonds Interest
and Related Expenses		84,311			 81,633				2,678
Equity Loan Interest and
Related Expenses			33,524			 31,798				1,726
Tax-Exempt Bond Debt
Service Reserve Account		12,501(4)		 12,501(4)			   --
Total financing costs	   181,731			168,967			   12,764
Total uses of funds		  $733,010		   $738,581(5)		  $(5,571)(5)

Owners' Contingency(6)		37,000				 --			   37,000

Totals					  $770,010		   $738,581(5)		  $31,429(5)

(1)	Pursuant  to  the  Disbursement  Agreement,  $44.7 million remaining of
construction  funds  at  commercial   operation  were  transferred  into  a
completion account for the payment of remaining construction expenses (including contractor bonuses) and $1 million was transferred to the Revenue Account for use in connection with the operation of the Facility.
As  of  9/30/96,  $31.4  million  remained  in  the   completion   account.
(2)	Overruns  in  these  categories  have  been funded by cost underruns in other budget  categories  where  spending  is  considered  complete  or are
anticipated to underrun  allocated  costs.   The  reallocation  of  certain
underruns is reflected in the Owners' Contingency row.  (3)	A final payment
of  $3.9  million  was  made  in September 1996, for Contractor performance
bonuses.  (4)	The Debt Service Reserve  Letter  of Credit is available to
serve as a debt service reserve for the holders of the First Mortgage Bonds
and the Tax-Exempt Bonds.  (5)	The difference between  the  Total  Sources
and  Total  Uses of Funds as of 9/30/96 is reflected in the Remaining Funds
column.  (6)	 The net overrun in  TOTAL  USES OF FUNDS has been paid out
of remaining Owners' Contingency.


	As of September 30, 1996, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the
available First Mortgage Bond proceeds.   Series  A-1 of the First Mortgage
Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996. Series A-2 of the First Mortgage Bonds, in the aggregate principal amount of $4,398,000, is scheduled to mature and be repaid on December 15, 1996. The weighted average interest rate paid by the Partnership on its debt for the three months ended September 30, 1996, was 9.09%. The comparable rate, including the equity loan, was 9.71% for the same period in 1995.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a
face amount of no  more  than  $65  million.   Certain  of these letters of
credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions
contained in such Letter of Credit  and  Reimbursement  Agreement.   As  of
September 30, 1996, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the
discretion of the banks  party  thereto.   Drawings  on  the  debt  service
reserve  letter of credit became available on the Commercial Operation Date of the Facility to pay principal  and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of
credit.   As  of September 30, 1996, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of September 30, 1996, no working capital loans have been made to the Partnership under the working capital loan facility.

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

The Partnership's steam host, Caulkins, has been named as a defendant in a law suit by various Florida citrus growers. The plaintiffs allege that Caulkins did not pay the growers the proper amounts for their crops at various times from 1989 through 1994 and are claiming $10 million in damages. Caulkins, without admitting the veracity of the plaintiffs' allegations, has settled with citrus growers not involved in the litigation which represent over 95% of the fruit processed during the period which is the subject of the lawsuit and, therefore, over 95% of the damages alleged. While the Partnership is not and does not anticipate being involved with this action, a significant judgment against Caulkins could have an adverse impact on Caulkins' ability to continue purchasing steam from the Partnership and, therefore, require the Partnership to take certain actions, under the steam sales agreement with Caulkins and otherwise, to preserve the Facility's status as a qualifying facility. Caulkins has informed the Partnership of its view that the magnitude of the remaining exposure with respect to this litigation is not material to Caulkins' financial position. The Partnership does not, and cannot, express any opinion as to the likelihood or remoteness of a decision being rendered against Caulkins in this case.

Item 5	OTHER INFORMATION

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of September 1996, in order to continue commercial
operation of the Facility.   The  Partnership  timely filed its application
for a Title V air permit on May 24, 1996.  A permit is expected within  the
next  two  years.   Certain  of  such  permits and approvals are subject to
periodic  renewal.   Certain  additional  permits  and  approvals  will  be
required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.


Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of
 energy  from  the   Facility   and   other  Qualifying  Facilities).   The
 projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually
 delivered by the Facility.   At  other  times,  the projections exceed the
 energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be
 material.   To  date, the Facility has not been dispatched off-line by FPL and the Partnership has not been pe nalized for running at minimum load in
 order to provide steam  to  Caulkins.   Based  upon FPL's projections, the
 Partnership does not expect that, if the recently filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.


Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K:   The  Partnership  filed  a Form 8-K and press
release on January 3, 1996 announcing the commencement of commercial operation.

	b) Exhibits:

Exhibit No.						Description
3.1				Certificate of Incorporation of Indiantown Cogeneration
				Funding Corporation.*

3.2				By-laws of Indiantown Cogeneration Funding Corporation.*

3.3				Certificate of Limited Partnership of Indiantown
				Cogeneration, L.P.*

3.4				Amended  and  Restated  Limited  Partnership  Agreement  of
				Indiantown Cogeneration, L.P., among  Palm  Power
				Corporation,  Toyan Enterprises and TIFD III-Y Inc.*

3.5				Form  of  First  Amendment  to Amended and Restated Limited
				Partnership	Agreement of Indiantown Cogeneration, L.P.*

4.1				Trust  Indenture,  dated  as  of  November  1,  1994, among
				Indiantown  Cogeneration  Funding  Corporation,  Indiantown
				Cogeneration, L.P., and	NationsBank of Florida, N.A., as
				Trustee, and First Supplemental  Indenture thereto.**

4.2				Amended and Restated Mortgage, Assignment of Leases, Rents,
				Issues and  Profits  and  Security  Agreement  and  Fixture
				Filing  among  Indiantown	Cogeneration, L.P., as Mortgagor,
				and Bankers Trust Company as Mortgagee,	and NationsBank of
				Florida, N.A., as Disbursement Agent and, as when and to
				the  extent  set  forth therein, as Mortgagee with respect
				to the Accounts, dated as of November 1, 1994.**

4.3				Assignment  and  Security  Agreement  between  Indiantown
				Cogeneration, L.P.,  as  Debtor,  and  Bankers  Trust
				Company as Secured Party, and NationsBank of Florida, N.A.,
				as Disbursement Agent and, as when, and to the extent set
				forth  therein,  a  Secured   Party  with  respect  to  the
				Accounts, dated as of November 1, 1994.**

10.1.1			Amended and Restated  Indenture  of  Trust  between  Martin
				County Industrial Development Authority, as Issuer, and
				NationsBank  of  Florida, N.A., as Trustee, dated as of
				November 1, 1994.**

10.1.2			Amended  and  Restated  Authority  Loan  Agreement  by  and
				between  Martin County Industrial Development Authority and
				Indiantown Cogeneration, L.P., dated as of November 1,
				1994.**

10.1.3			Letter  of  Credit  and  Reimbursement  Agreement  among
				Indiantown Cogeneration, L.P., as Borrower, and the Banks
				Named  Therein,  and  Credit Suisse, as Agent, dated as of
				November 1, 1994.**

10.1.4			Disbursement Agreement,  dated  as  of  November  1, 1994,
				among    Indiantown    Cogeneration,    L.P.,    Indiantown
				Cogeneration Funding Corporation, NationsBank  of  Florida,
				N.A.,  as Tax-Exempt Trustee, NationsBank of Florida, N.A.,
				as Trustee, Credit Suisse, as Letter of Credit Provider,
				Credit  Suisse,   as   Working   Capital  Provider,  Banque
				Nationale de Paris,  as  Debt  Service  Reserve  Letter  of
				Credit  Provider,  Bankers  Trust  Company,  as  Collateral
				Agent,  Martin County Industrial Development Authority, and
				NationsBank of Florida, N.A., as Disbursement Agent.**

10.1.5			Revolving Credit Agreement among  Indiantown Cogeneration,
				L.P., as Borrower, and the Banks Named Therein, and Credit
				Suisse, as  Agent,  dated as of November 1, 1994.**

10.1.6			Collateral Agency and Intercreditor Agreement, dated as of
				November  1,  1994,  among NationsBank of Florida, N.A., as
				Trustee under the Trust	Indenture,  dated as of November 1,
				1994, NationsBank of Florida, N.A., as Tax-Exempt Trustee
				under the Tax Exempt Indenture, dated as of November  1,
				1994,  Credit  Suisse,  as  letter  of  Credit  Provider,
				Credit Suisse, as Working Capital  Provider,  Banque
				Nationale de  Paris,  as  Debt  Service	Reserve  Letter  of
				Credit  Provider, Indiantown Cogeneration, L.P., Indiantown
				Cogeneration Funding Corporation, Martin County Industrial
				Development  Authority, NationsBank of Florida, N.A., as
				Disbursement Agent under  the  Disbursement Agreement dated
				as of November 1, 1994, and Bankers Trust Company, as
				Collateral Agent.**

10.1.7			Amended and Restated Equity Loan Agreement dated as of
				November 1, 1994, between Indiantown  Cogeneration,  L.P.,
				as the Borrower, and TIFD III-Y Inc., as the Equity Lender.**

10.1.8			Equity   Contribution   Agreement,  dated  as  of  November
				1,  1994,  between  TIFD  III-Y  Inc.  and  NationsBank  of
				Florida, N.A., as Disbursement Agent.**

10.1.9			GE  Capital  Guaranty  Agreement,   dated  as  of  November
				1, 1994, between General Electric Capital Corporation, as
				Guarantor,   and   NationsBank   of   Florida,   N.A.,   as
				Disbursement Agent.**

10.1.11			Debt Service Reserve Letter  of  Credit and Reimbursement
				Agreement   among   Indiantown   Cogeneration,   L.P.,   as
				Borrower,  and the Banks Named Therein,  and  Banque
				Nationale de Paris, as Agent, dated as of November 1, 1994.**

10.2.18			Amendment No. 2 to Coal  Purchase  Agreement, dated as of
				April 19, 1995.***

10.2.19			Fourth Amendment to Energy Services Agreement, dated as  of
				January	30, 1996.*****

21				Subsidiaries of Registrant*

27				Financial Data Schedule.  (For electronic filing purposes
				only.)

99				Copy of Registrants' press release dated January
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
***** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1996.


SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


								INDIANTOWN        COGENERATION,        L.P.
								(Co-Registrant)


Date:  November 14, 1996		 /s/  John  Cooper
								John R. Cooper
								Vice President (Chief Financial Officer)


								INDIANTOWN COGENERATION FUNDING CORPORATION
								(Co-Registrant)


Date:  November 14, 1996		 /s/ John Cooper
								John  R.  Cooper
								Vice President (Chief Financial Officer)




3rd10q96.003