Form 10-K
period 1996-12-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1997-03-31
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[ X  ]ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 31, 1997,  there  were  100 shares of common stock of
Indiantown  Cogeneration  Funding  Corporation,  $1   par   value
outstanding.

Indiantown  Cogeneration,  L.P.  Indiantown  Cogeneration Funding
Corporation

					PART I						Page Number
Item 1	Business.........................................1
Item 2	Properties.......................................6
Item 3   Legal Proceedings...............................6
Item 4	Submission  of  Matters   to  a  Vote  of
Security Holders.........................................7
					PART II
Item 5	Market for the  Registrant's  Common  Stock
		and  Related Security Holder Matters...........  7
Item 6	Selected Financial Data........................  7
Item 7	Management's  Discussion   and   Analysis  of
Financial Condition and Results of Operations..........  8
Item 8	Financial Statements and Supplementary  Data... 13
Item 9	Changes  in  and  Disagreements with Accountants
on Accounting and Financial Disclosure................  33
					PART III
Item 10	Directors and Executive Officers..............  33
Item 11	Remuneration of Directors and Officers........  35
Item 12	Security Ownership of Certain Beneficial
      Owners and Management...........................  35
Item 13	Certain Relationships and Related Transactions  36
					PART IV
Item 14	Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.....................  36
Signatures............................................	40


PART I

Item 1		BUSINESS

The Partnership

	Indiantown  Cogeneration,  L.P.  (the  "Partnership")  is   a
special purpose Delaware limited partnership formed on October 4,
1991.    The  general  partners  of  the  Partnership  are  Toyan
Enterprises ("Toyan"), a special purpose indirect subsidiary of PG&E Enterprises ("PG&E Enterprises"), and Palm Power Corporation ("Palm"), a special purpose indirect subsidiary of Bechtel
Enterprises, Inc.  ("Bechtel  Enterprises").   The  sole  limited
partner of the Partnership is TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC") (Toyan, Palm and TIFD are hereinafter
referred to collectively as the  "Partners").   Toyan,  Palm  and
TIFD own 48%, 12% and 40%, respectively, of the partnership interests in the Partnership.

	Except for matters expressly reserved to the partners in the Partnership, the Partnership's Board of Control has full and exclusive power and authority in respect of the management of the
Partnership's  business.   However,  the  Board  of  Control  may
delegate such authority to the Chief Executive Officer of the Partnership or to a third party pursuant to a management services agreement, and may authorize persons to execute documents on behalf of the Partnership. Members of the Board of Control are appointed and may be removed by the partners of the Partnership.
No cash compensation or non-cash compensation was paid in any prior year or will be paid in the current calendar year to any members of the Board of Control.

	In July 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL
Funding"),  to  act  as  agent  for,  and  co-issuer  with,   the
Partnership in connection with the 1994 bond offering described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Partnership has agreed to indemnify ICL Funding for certain liabilities, ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate
an  approximately  330  megawatt  (net)   pulverized   coal-fired
cogeneration    facility   (the   "Facility")   located   on   an
approximately  240  acre  site   owned   by  the  Partnership  in
southwestern Martin County, Florida.

	The Facility was developed on behalf of  the  Partnership  by
U.S.   Generating   Company   ("USGen"),   a  California  general
partnership formed in 1989 to develop and manage the construction and operation of electric power generating facilities throughout the United States owned by partnerships in which subsidiaries of PG&E Enterprises and Bechtel Enterprises own equity interests.

	The Facility commenced commercial operation under its power purchase agreement (the "Power Purchase Agreement") with Florida Power & Light Company ("FPL") on December 22, 1995. The Facility synchronized with the FPL system on June 30, 1995 and the
Partnership  sold  to  FPL  electricity  produced by the Facility
during  startup   and   testing.    The  Partnership's  continued
existence is dependent on the ability of the Partnership to maintain successful commercial operation under the Power Purchase
Agreement.   Management of the Partnership is of the opinion that
the assets of the Partnership are realizable at their current carrying value. The Partnership has no assets other than the Facility site, contractual arrangements relating to the Facility (the "Project Contracts") and the stock of ICL Funding.

Certain Project Contracts

	Bechtel Power Corporation ("Bechtel Power") designed and completed construction of the Facility pursuant to a fixed-price
amended   and   restated   turnkey   construction  contract  (the
"Construction Contract").  Bechtel Power's responsibilities under
the   Construction   Contract   included   design,   engineering,
procurement  and   construction   services,   Facility  start-up,
training  of  personnel  (in  conjunction  with  U.S.   Operating
Services  Company  ("U.S.  Operating")  as  discussed  below) and
performance   testing.    The   Facility   achieved   Substantial
Completion under the Construction Contract on December 22, 1995, and Final Completion under the Construction Contract on December
13, 1996.

	The Facility supplies (i) electric generating capacity and energy to FPL pursuant to the Power Purchase Agreement and (ii) steam to Caulkins Indiantown Citrus Company ("Caulkins") pursuant to a long-term energy services agreement (the "Energy Services Agreement").

	Payments from FPL pursuant to the Power Purchase Agreement provide approximately 99% of Partnership revenues. Under and subject to the terms of the Power Purchase Agreement, FPL is obligated to purchase electric generating capacity made available to it and associated energy from the Facility beginning with the date the Facility achieved commercial operation through December
22, 2025.

	Payments by FPL  consist  of  capacity  payments  and  energy
payments.   FPL  is  required  to  make  capacity payments to the
Partnership on a monthly basis for electric generating capacity made available to FPL during the preceding month regardless of the amount of electric energy actually purchased. The capacity payments have two components, an un-escalated fixed capacity payment and an escalated fixed operation and maintenance payment, which together are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service. Energy payments are made only for the amount of electric energy actually delivered to FPL. The energy payments made by FPL are expected by the Partnership to cover the Partnership's variable costs of electric energy production but will be insufficient to cover the
variable  costs  of  steam   production  for  steam  supplied  to
Caulkins. The amount of this shortfall is not expected by the Partnership to have a material adverse effect on its ability to service its debt.

	The Partnership supplies thermal energy to Caulkins in order for the Facility to meet the operating and efficiency standards under the Public Utility Regulatory Policy Act of 1978, as amended, and the Federal Energy Regulatory Commission's ("FERC")
regulations promulgated thereunder (collectively, "PURPA").   The
Facility has been certified as a Qualifying Facility under PURPA. Under PURPA, Qualifying Facilities are exempt from certain provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA"), and, except under certain limited circumstances, rate and
financial  regulation  under  state  law.   The  Energy  Services
Agreement with Caulkins requires Caulkins to purchase the  lesser of (i) 525 million pounds of steam per year or (ii) the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA (currently estimated by the Partnership not to exceed 525 million pounds per year).  O n January 3, 1997, the  Partnership  submitted  to  the
FERC   an   Application   for  Recertification  as  a  Qualifying
Cogeneration Facility.  The application is pending.

	The Partnership entered into a coal purchase agreement (the "Coal Purchase Agreement") with Costain Coal, Inc. ("Costain Coal"), pursuant to which Costain Coal supplies all of the Facility's coal needs, which are estimated to be 1 million tons of coal per year. The Partnership has no obligation to purchase a minimum quantity of coal under the Coal Purchase Agreement.
The fuel price escalation provisions in the Coal Purchase Agreement are substantially the same as those contained in the Power Purchase Agreement with FPL related to the energy payment. This mechanism is intended to mitigate any mismatch between the price the Partnership pays for coal and the energy payments received from FPL.

	Coal ash produced during operation of the Facility is being disposed of pursuant to the Coal Purchase Agreement and back-up disposal arrangements with Chambers Waste Systems, Inc. of
Florida ("Chambers").   The  Partnership  has  been informed that
both  Costain  Coal  and  Chambers  have  obtained  the   permits
necessary to receive such coal ash.

	The  Partnership  entered into a lime purchase agreement (the
"Lime   Purchase   Agreement")   with   Chemical   Lime   Company
("Chemlime"),  an  Alabama   corporation,   to  supply  the  lime
requirements of the Facility's dry scrubber and sulfur dioxide removal system. The initial term of the Lime Purchase Agreement is 15 years from the commercial operation date. Chemlime is obligated to provide all of the Facility's lime requirements, but the Partnership has no obligation to purchase a minimum quantity of lime.

	Pursuant  to  an operations and maintenance agreement entered
into  on  September  30,   1992,  U.S.  Operating,  a  California
partnership between subsidiaries of Bechtel Enterprises and PG&E Enterprises, is providing operations and maintenance services to the Facility.

Competition

	Because the Partnership has a long-term contract to sell electric generating capacity and energy from the Facility to FPL, it does not expect  competitive  forces  to  have  a  significant
effect  on  its  business.   As  discussed  under "Energy Prices"
below, the cost of power available to FPL from other sources will affect FPL's dispatch of the Facility and, therefore, the amount
of electric energy  FPL  purchases  from  the  Partnership.   The
Partnership expects that the capacity payments under the Power Purchase Agreement, which are not affected by the level of FPL's dispatch of the Facility, will cover all of the Partnership's fixed costs, including debt service.

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other
Qualifying  Facilities).   The projections filed by FPL are lower
for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
At  other  times,  the   projections  exceed  the  energy  prices
specified in the Power  Purchase  Agreement.   Should  FPL's  "as
available" energy cost projections prove to reflect actual rates,
FPL  may  elect, pursuant to its dispatch and control rights over the Facility set forth  in  the  Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the most recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not  have  a material adverse effect on the Partnership's ability to service its debt.  To the  extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Energy Services Agreement with Caulkins. Such operations may result in decreased net operating income for  such  periods.  The Partnership expects
that the decrease, if any, will not be  material.   During  1996,
the Partnership received 30 requests from FPL to decommit the Facility. The Partner ship elected to operate at minimum load for the duration of all of those requests, during which period the energy revenues did not include complete recovery from FPL of the incremental increase in variable operating costs to operate the Facility at a lower, less efficient load. Based upon FPL's projections, the Partnership does not expect that, if the recently filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Employees

	The Partnership has no employees and does not anticipate having any employees in the future because, under a management
services   agreement,   USGen   acts   as    the    Partnership's
representative in all aspects of managing construction and operation of the Facility as directed by the Partnership's Board
of  Control.   As  noted   above,  U.S.  Operating  is  providing
operations and maintenance services for the Partnership.

Business Strategy and Outlook

	The Partnership's overall business plan is to safely  produce
clean,  reliable  energy  at  competitive  prices.   The Facility
completed its first full year of operation on December 31, 1996, and achieved Final Completion under the Construction Contract on December 13, 1996.

	During  1996, the Facility produced 1,862,439 MW-hr of energy
for  sale  to  FPL.   Dispatch   of  the  unit  by  FPL  averaged
approximately 77% over the  year.   The  Facility  also  produced
approximately  340  million  pounds of steam for sale to Caulkins
exceeding  the  minimum   requirements   to  maintain  Qualifying
Facility status. Following the resolution of certain equipment and design issues in early 1996, the Facility ended the year with a twelve-month rolling average Capacity Billing Factor of 94.46%. Cash flows during 1996 were sufficient to fund all operating expenses and debt obligations.

	The Partnership anticipates that, barring any unforeseeable adverse events, the results for 1997 will be similar to the results for 1996. Dispatch of the unit by FPL during the summer months is expected to be similar to 1996 levels. Dispatch during the winter is highly dependent on weather and FPL's cost of running its oil and gas fired units. Caulkins expects a strong citrus crop for processing in 1997 and steam demand from Caulkins is expected to be similar to 1996 levels.

	The Facility is planning on four weeks of scheduled outages during 1997 to perform routine inspections and maintenance. The
primary  outage  is  scheduled  for  October  1997   during   the
off-season for citrus production.

	The Partnership is not aware of any reason to expect coal pricing during 1997 to substantially differ from 1996 levels.

	In  the  absence  of   any  major  equipment  failures,  unit
availability is expected to  exceed  1996  levels.   If  this  is
achieved, the Capacity Billing Factor and associated capacity bonuses would be higher.

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of the end of 1996, in order
to continue commercial operation of  the  Facility.   Certain  of
such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the
future  for  the  continued  operation  of  the  Facility.    The
Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the
renewal of currently  issued  permits.   The  Partnership  timely
filed  its  application for a Title V air permit on May 24, 1996.
The air construction permit will continue in effect until the Title V permit is issued. A permit is expected within the next two years.
Item 2		PROPERTIES

	The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the pipeline and associated equipment, the Partnership does not own or lease any material properties.


Item 3		LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material
adverse effect on the  Partnership.   The  Partnership  had  been
named  as  a co-defendant with Bechtel Power in a suit brought by the spouse  of  an  employee  of  Bechtel  Power  who  died in an
accident which occurred  on  the  Site.   A  defense  motion  for
summary  judgment  was denied as to Bechtel Power, but the denial was reversed on appeal on  December  26, 1996; no ruling was made
as to the Partnership.   On  February  21,  1997,  the  plaintiff
voluntarily dismissed the litigation with prejudice, thus closing the matter.

	The Partnership's steam host, Caulkins, has been named as a defendant in a lawsuit by various Florida citrus growers. The plaintiffs allege that Caulkins did not pay the growers the proper amounts for their crops at various times from 1989 through 1994 and are claiming $10 million in damages. Caulkins, without admitting the veracity of the plaintiffs' allegations, has settled with citrus growers not involved in the litigation which represent over 95% of the fruit processed during the period which is the subject of the lawsuit and, therefore,  over  95%  of  the
damages  alleged.   While  the  Partnership  is  not and does not
anticipate  being  involved  with   this  action,  a  significant
judgment  against  Caulkins  could  have  an  adverse  impact  on
Caulkins'  ability  to  continue  purchasing   steam   from   the
Partnership  and,  therefore,  require  the  Partnership  to take
certain  actions,  under  the   Energy  Services  Agreement  with
Caulkins and otherwise, to preserve the Facility's  status  as  a
qualifying  facility.   Caulkins  has informed the Partnership of
its view that the magnitude of the remaining exposure with respect to this litigation is not material to Caulkins' financial position. The Partnership does not, and cannot, express any opinion as to the likelihood or remoteness of a decision being rendered against Caulkins in this case.

Item 4		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the security holders of the Partnership during 1996.

PART II

Item 5		MARKET FOR THE REGISTRANT'S COMMON STOCK AND  RELATED
			SECURITY HOLDER MATTERS

	The  Partnership  is  a  Delaware  limited partnership wholly
owned by  Palm,  Toyan  and  TIFD.   Beneficial  interests in the
Partnership are not available to other persons except with the consent of the Partners.

	There is no established public market for ICL Funding's common stock. The 100 shares of $1 par common stock are owned by the Partnership. ICL Funding has not, and does not, intend to pay dividends on the common stock.


Item 6		SELECTED FINANCIAL DATA

	The selected financial data of the Partnership presented below, which consists primarily of certain summary balance sheet information of the Partnership as of December 31, 1996, 1995, 1994, 1993 and 1992, should be read in conjunction with Item 7 of this report, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", and with the Partnership's financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December
21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995. The financial statements and supplementary data required by this item are presented under Item 8.

	During the fourth quarter of 1996, the Partnership had operating revenues of $37.1 million, operating income of $16.8 million and net income of $2.4 million. During the first full year of commercial operation ending on December 31, 1996, the Partnership had operating revenues of $158.8 million, operating income of $67.2 million and net income of $11.8 million.

Indiantown Cogeneration, L.P.
as of December 31,

				1996		1995		 1994		 1993		   1992
Total Assets $753,669,863 $799,451,339 $637,944,198	$344,338,931 $94,315,657
Total
Liabilities	  637,472,694  658,649,167	637,944,098	 344,338,831  94,315,557
Total Partners'
Capital		  116,197,169  140,802,172			100			 100		 100
Construction
in Progress				0			 0	515,298,762	 256,643,224  69,854,712
Property, Plant
& Equipment	  682,214,731  691,588,155			  0			   0		   0

Item 7		Management's DiSCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had  no operating revenues or expenses.
On December 22, 1995 the Facility commenced commercial operation.
As of December 31, 1996, the Partnership had approximately $682.2 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs, and other costs
directly associated with the construction of the  Facility.   For
the 3 and 12 months ended December 31, 1996, the Partnership had total operating revenues of approximately $37.1 million and $158.8 million, total operating costs of $20.3 million and $91.6 million, and total net interest expenses of approximately $14.4 million and $55.4 million resulting in net income of $2.4 million
and $11.8  million,  respectively.   Because  the Partnership had
only ten days of operations in 1995, no comparable financial data is available with which to compare operations in 1996 with any corresponding prior period.

	On September 9, 1994, Costain Group PLC, parent company of Costain Coal, the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets. On March 17, 1997, Costain Group PLC announced that it completed the
sale of Costain Coal to Rencoal Inc. for $44.7 million.   Costain
Coal will remain obligated under the Coal Purchase Agreement. In light of the terms of the Coal Purchase Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse effect on the Partnership's ability to arrange for coal supply and ash disposal services.

Results of Operations

	For its first ten days of operation ending December 31, 1995, the Facility achieved an average Capacity Billing Factor of 99.86%. For the three months ending December 31, 1996, the Facility achieved an average Capacity Billing Factor of 93.87%.
For its first full  year  of commercial operation ending December
31, 1996, the Facility achieved an average Capacity Billing Factor of 93.75%. This resulted in earning full monthly capacity payments aggregating $28.0 million for the quarter and $111.7 million for the year and bonuses aggregating $1.0 million for the
quarter and $3.3  million  for  the  year.   The Capacity Billing
Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the year, the Facility was dispatched by FPL and generated 1,865,188 megawatt-hours. The monthly average dispatch rate was 69% and 77% for the fourth quarter of 1996 and the twelve months ended December 31, 1996, respectively.

Liquidity and Capital Resources

	On November 22, 1994, the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"). Of this amount, $236.6 million of the First Mortgage Bonds bear an average interest rate of 9.26% and $268.4 million  of  the First Mortgage Bonds bear an
interest rate of  9.77%.   Concurrently  with  the  Partnership's
issuance   of   its  First  Mortgage  Bonds,  the  Martin  County
Industrial  Development   Authority   issued   $113   million  of
Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds"). A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994
Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter colle ctively referred to as the "Bonds."

	Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's
indebtedness   and   financing  fees  and  expenses  incurred  in
connection with the development  and construction of the Facility and the balance of the proceeds were deposited in various restricted funds that are being administered by an independent
disbursement  agent   pursuant   to   trust   indentures   and  a
disbursement agreement.  Funds administered by such  disbursement
agent   are  invested  in  specified  investments.   These  funds
together with other funds available to the Partnership were used:
(i) to finance completion of construction, testing, and initial operation of the Facility; (ii) to finance construction interest and contingency; and (iii) to provide for initial working capital.

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

	The Partnership's borrowings through 1996 were $770 million, of which the $139 million equity loan was repaid by a $140
million  equity  contribution  on  December  26,  1995.   Table I
illustrates the current application of borrowings (as of December
1996) compared to estimated sources and uses of funds through the Guaranteed Completion Date (January 21, 1996) found in the Partnership's Registration Statement (No. 33-82034) filed with the Securities and Exchange Commission.

TABLE I Sources and Uses of Funds

	The following table sets forth the budgeted sources and uses of funds by the Partnership as of December 31, 1996. Certain actual uses of funds through the Final Completion Date shown below under "Uses as of 12/31/96" differ from the budgeted amounts shown under "Total Funds" because, among other things, the budget was based upon a Substantial Completion Date of January 21, 1996 (the Guaranteed Completion Date) instead of the actual Substantial Completion Date of December 22, 1995.

Estimated Sources and Uses of Funds
(in thousands)
SOURCES OF FUNDS	Total Funds	   Uses as of 12/31/96	 Remaining Funds
First Mortgage Bonds   $505,000			  $505,000			$ --
1994 Tax-Exempt Bonds   125,010			   125,010			  --
Equity Contribution
of Partners			    140,000			   140,000			  --
total sources of funds $770,010			  $770,010			$8,453(1)

Uses of Funds
CAPITAL COSTS
Engineering, Procurement,
and Construction Costs $438,730			  $440,872(3)		$(2,142)(2)
Electrical, Potable
Water and Sewer
Interconnection			  6,850				 6,318			    532
Property Acquisition
Costs					  8,811				 8,579				232
Steam Host Modification	 14,500				14,500				 --
Development Costs
and Fees				 30,442				30,442				 --
Mobilization and Spare
Parts					 10,618				15,771			  (5,153)(2)
General & Administrative
Costs and Fees			 13,057				10,636			   2,421
Taxes					  8,827				 4,756			   4,071
Startup Consumables		  3,584				 7,639			  (4,055)(2)
Initial Working Capital	  3,450				 4,916			  (1,466)(2)
Fuel Reserve			  5,000				 5,101				(101)(2)
Title Insurance			  3,187				 2,751			     436
Other Construction-Related
Costs					  4,223				 3,006			   1,217
FPL Delay Damages		     --				   508	            (508)(2)
Contractor Performance
Bonus					     --				 8,461			  (8,461)(2)
Contractor Schedule Bonus	 --				 6,100			  (6,100)(2)
Total capital cost		551,279			   570,356			 (19,077)

FINANCING COSTS
Initial Bank Financing Interest
and Related Expenses	 58,441				50,081			   8,360
Termination of Interest
Rate Hedging Agreements	 (7,046)			(7,046)				  --
First Mortgage Bonds and
Tax-Exempt Bonds Interest
and Related Expenses	 84,311			    81,698			   2,613
Equity Loan Interest and
Related Expenses		 33,524				31,798			   1,726
Tax-Exempt Bond Debt
Service Reserve Account	 12,501(4)			12,501(4)			  --
total financing costs	181,731			   169,032			  12,699
total uses of funds	   $733,010			  $739,388			 $(6,378)
Owner's Contingency(5)	 37,000				22,169(5)		  14,831
TOTALS				   $770,010			  $761,557			 $ 8,453(1)

(1)	Pursuant to the Disbursement Agreement, on December 22, 1996,
$8.4 million of the construction funds were deposited in the Completion Account for the payment of remaining construction
expenses.   (2)	Overruns in these categories have been funded by
cost underruns in other budget categories where spending is considered complete or are anticipated to underrun allocated costs.  The reallocation of certain underruns is reflected in the
Owner's Contingency.  (3)	Of the $8.4 million in the Completion
Account,  $900,000  has  been  withheld pending completion of the
remaining punchlist items.   (4)	The  Debt Service Reserve Letter
of Credit is available to serve as a debt service reserve for the holders of the First Mortgage Bonds and the Tax-Exempt Bonds.
(5)	Subsequent  to  Final  Completion  on  December 13, 1996, the
project made its first cash distribution of $36.4 million ($22.169 million of completion contingency and $14.2 million of other income) to the Partners on December 16, 1996, an Interest Payment Date.

	As of December 31, 1996, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds.
Series A-1 of the First Mortgage Bonds, in the aggregate principal amount of $4.4 million matured and were repaid on June
15, 1996.   Series  A-2  of  the  first  Mortgage  Bonds,  in the
aggregate principal amount of $4.4 million, matured and were repaid on December 16, 1996. The weighted average interest rate paid by the Partnership on its debt for the 3 and 12 months ended December 31, 1996, was 9.08% and 9.13%, respectively. The comparable rate, including the equity loan, was 9.82% and 9.57%
for the respective periods in 1995.

	The   Partnership,   pursuant   to  certain  of  the  Project
Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in
such  Letter  of  Credit  and  Reimbursement  Agreement.   As  of
December  31,  1996,  no  drawings have been made on any of these
letters  of  credit.   The  Letter  of  Credit  and Reimbursement
Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 1996, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of December 31, 1996, no working capital loans have been made to the Partnership under the working capital loan facility.

Item 8		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Index to Financial Statements					 Page

	Independent Public Accountants' Report			  14

	Consolidated Balance Sheets						  15

	Consolidated Statements of Operations			  17

	Consolidated Statements of Changes in Partners'
	Capital											  18

	Consolidated Statements of Cash Flows			  19

	Notes to Consolidated Financial Statements		  20



Report of Independent Public Accountants

To the Partners of Indiantown Cogeneration, L.P.:

	We  have audited the accompanying consolidated balance sheets
of   Indiantown   Cogeneration,   L.P.,   (a   Delaware   limited
partnership), as of December 31, 1996 and 1995, and the related consolidated statements of operations for the year ended December
31, 1996, and for the period from commercial operation  (December
22, 1995) to December 31, 1995, and the related consolidated statements of changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996.
These   financial   statements  are  the  responsibility  of  the
Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. as of December 31, 1996 and 1995, and the results of its operations for the year ended December 31, 1996, and for the period from commercial operation (December 22, 1995) to December 31, 1995, and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Washington, D.C.
March 6, 1997

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of December 31, 1996 and December 31, 1995
ASSETS			   				  1996   				1995
CURRENT ASSETS:
Cash and cash equivalents		$344,323			 $2,666,296
Accounts receivable-trade	  14,859,879			  6,806,299
Inventories					   1,218,356				127,115
Prepaids					     560,368			  1,844,328
Deposits					     193,357			    193,357
Investments held by Trustee,
including restricted funds of
$3,673,116 and $958,530
respectively				  19,250,140			 59,251,661
Total current assets		  36,426,423			 70,889,056

INVESTMENTS HELD BY TRUSTEE,
    restricted funds		  12,501,000			 12,501,000

DEPOSITS						  60,000				 60,000

PROPERTY, PLANT & EQUIPMENT:
Land						   8,579,399			  8,579,399
Electric and steam
generating facilities		 694,051,333			683,793,344
Less accumulated depreciation 20,416,001			    784,589
Net property, plant &
 equipment					 682,214,731			691,588,154

FUEL RESERVE				   3,591,713			  4,662,617

DEFERRED FINANCING COSTS, net
of accumulated amortization of
$41,311,314 and $40,436,799
respectively       			  18,875,996			 19,750,512
Total assets				$753,669,863		   $799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of December 31, 1996 and December 31, 1995
LIABILITIES AND
PARTNERS' CAPITAL			   1996					   1995

CURRENT LIABILITIES:
Accounts payable		     $6,515,052				$5,885,114
Accrued liabilities			  1,987,427				14,740,306
Accrued interest			  2,368,950				 2,396,324
Current portion - First
Mortgage Bonds				  9,701,000				 8,795,000
Current portion lease
payable - railcars				248,460				   231,158
Total current liabilities	 20,820,889				32,047,902

LONG TERM DEBT:
First Mortgage Bonds		486,504,000			   496,205,000
Tax Exempt Facility
Revenue Bonds				125,010,000			   125,010,000
Lease payable - railcars	  5,137,805				 5,386,265
Total long term debt		616,651,805			   626,601,265

Total liabilities			637,472,694			   658,649,167

PARTNERS' CAPITAL:
Toyan Enterprises			 55,774,642				67,585,042
Palm Power Corporation		 13,943,660				16,896,261
TIFD III-Y, Inc.			 46,478,867				56,320,869
Total partners' capital		116,197,169			   140,802,172

Total liabilities and
partners' capital			753,669,863			   799,451,339

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown   Cogeneration,   L.P.   Consolidated   Statements  of
Operations For the Year Ended  December  31,  1996  and  for  the
Period from Commercial Operations (December 22, 1995) to December
31, 1995

								1996		       	    1995
Operating Revenues:
Electric capacity
and capacity bonus		  $114,982,519			   $ 3,361,877
Electric energy revenue		43,780,095				 1,202,983
Steam							83,333						 0
Total operating revenues   158,845,947				 4,564,860

Cost of Sales:
Fuel and ash				46,841,508				 1,253,449
Operating and maintenance	15,035,599				   345,258
Depreciation				19,631,413				   544,674
Total cost of sales			81,508,520				 2,143,381

Gross Profit				77,337,427				 2,421,479

Other Operating Expenses:
General and administrative	 2,661,431				    97,236
Insurance and taxes			 7,482,925				   222,191
Total other operating
expenses					10,144,356				   319,427

Operating Income 			67,193,071				 2,102,052

Non-Operating Income (Expenses):
Interest expense		   (59,648,059)			    (3,522,739)
Interest income				 4,245,039				 2,222,859
Net non-operating expense  (55,403,020)				(1,299,880)

Net Income				   $11,790,051				$  802,172

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L. P.
Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 1996, 1995 and 1994
	   	Toyan Enterprises  	Palm Power Corporation	TIFD III-Y, Inc. Total
Partners' capital,
December 31, 1993  $48			   $12				   $40			 $100
Capital
contributions		-- 				--					--			   --
Capital
distributions		--				--					--			   --

Partners' capital,
December 31, 1994 $    48		   $     12			  $     40	 $      100
Capital
contributions  67,199,952		 16,799,988			55,999,960	 139,999,900
Net Income		  385,042		     96,261			   320,869		 802,172
Capital
distributions		   --				 --					--			  --

Partners' capital,
December 31,
1995		  $67,585,042		$16,896,261		   $56,320,869	$140,802,172
Capital
contributions		   --				 --					--			  --
Net income		5,659,225		  1,414,806			 4,716,020	  11,790,051
Capital
distributions  17,469,625		  4,367,407			14,558,022	  36,395,054

Partners' capital,
December 31,
1996		  $55,774,642		$13,943,660		   $46,478,867	$116,197,169

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1996, 1995 and 1994
								1996		   1995		   1994
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income					 $11,790,051	   802,172 	 	 --

Adjustments to reconcile net
income to net cash provided
by operating activities:
Depreciation and
amortization				  20,505,928	   557,264 	     --
Increase in accounts and
subscriptions receivable	  (8,053,580)	(4,608,986)		 --
Increase in inventories
and fuel reserve			     (20,337)		    --		 --
Decrease in lease payable		(231,158)	        --		 --
Decrease in deposits and
prepaids					   1,283,960	        --		 --
(Decrease)increase in accounts
payable, accrued liabilities
and accrued interest		 (12,150,315)	 3,319,893 		 --
Net cash provided by
operating activities		  13,124,549	    70,343 		 --

CASH FLOWS FROM INVESTING
ACTIVITIES:
Cash paid for construction
in progress				   $	  --  		$(167,448,352)  $(240,823,245)
Purchase of property,
plant & equipment			(10,257,989)			--		   --
Decrease(increase) in
investment held by trustee	 40,001,521		   33,218,686 	  (35,770,079)
Net cash provided by (used
in) investing activities	 29,743,532		 (134,229,666)	 (276,593,324)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of debt issuance
and financing costs			 		--		   (5,287,362)	  (19,516,976)
Proceeds from bonds					--		           --	  630,010,000
Proceeds from construction loan		--				   --	  187,697,000
Proceeds from GECC loan				--		   139,000,000 	           --
Payment of GECC loan				--		  (139,000,000)	 (139,000,000)
Payment of construction loan		--				   --	 (273,513,000)
Payment of bonds			 (8,795,000)	           --	 (113,000,000)
Capital contributions		        --		   139,999,900 	           --
Capital distributions		(36,395,054)			   --			   --
Net cash provided by (used
in) financing activities	(45,190,054)	   134,712,538 	  272,677,024

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	 (2,321,973)	   	   553,215 	   (3,916,300)
Cash and cash equivalents,
beginning of year			  2,666,296			 2,113,081 		6,029,381
Cash and cash equivalents,
end of year				   $	344,323			$2,666,296 	   $2,113,081

SUPPLEMENTAL DISCLOSURE
OF INVESTING ACTIVITIES:
Change in construction
in progress				  $			 --		   $515,298,762	 $(258,655,538)
Amortization of deferred
financing costs during
construction					     --			    863,880 	16,426,026
Increase in property,
plant & equipment					 --		   (692,115,897)            --
(Increase)decrease in
accounts receivable					 --			 (2,197,213)            --
Increase in inventories
and fuel reserve					 --			 (4,789,732)			--
Increase in deposits & prepaids		 --			 (1,893,328)		(5,000)
Increase in accounts payable,
accrued liabilities and
accrued interest					 --			 11,767,753		  1,411,267
Increase in lease payable			 --			  5,617,423		         --
Cash paid for construction
in progress					 $		 --		  $(167,448,352)   $(240,823,245)

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid for interest		$57,349,533		  $  64,443,401    $  25,910,238

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.

Notes  to  Consolidated  Financial  Statements As of December 31,
1996 and 1995

1.  ORGANIZATION  AND  BUSINESS:   Indiantown  Cogeneration, L.P.
	(the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Toyan Enterprises ("Toyan"), a California corporation and a special purpose indirect subsidiary of PG&E Enterprises, and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner is TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate
an  approximately  330  megawatt  (net)   pulverized   coal-fired
cogeneration    facility   (the   "Facility")   located   on   an
approximately 240 acre site in southwestern Martin County, Florida. The Facility was designed to produce electricity for sale to Florida Power & Light Company ("FPL") in accordance with the  Power  Purchase Agreement discussed in Note 6.  The Facility
will  also  supply  steam   to  Caulkins  Indiantown  Citrus  Co.
("Caulkins")  for  its  plant  located  near  the   Facility   in
accordance  with  the Energy Services Agreement discussed in Note
6.

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

 2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES:  Presentation
The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Cash and Cash Equivalents For the purposes of reporting cash flows, cash equivalents include short-term investments with original maturities of three months or less.

Inventories Coal and lime inventories are stated at the lower of cost or market using the average cost method.

Prepaid Expenses Prepaid expenses of  $560,368 as of December 31,
	1996, include $481,158 for insurance costs related to property damage and other general liability policies and $79,210 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Prepaid expenses of $1,844,328  as  of December 31, 1995, include
$1,397,579 for insurance costs related to property damage and other liability policies and $446,749 for prepayments under the operating and maintenance services contract.

Deposits Deposits are stated at cost and include amounts required
	under certain of the Partnership's agreements as described in
	Note 3. Investments Held by Trustee The investments held by the trustee represent bond and equity proceeds held by a bond trustee/disbursement agent and are carried at cost which approximates market. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments in the amount of accrued principal and interest payable. Property, Plant and Equipment Property, plant and equipment are recorded at actual cost. Substantially all property, plant and equipment consist of the Facility, which is depreciated on a straight-line basis over the useful life of the Facility, estimated to be 35 years, less any residual value. Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from five to seven years). Routine maintenance and repairs are charged to expense as incurred.

Construction in Progress

At the Commercial Operation Date, the total balance of construction in progress was transferred to property, plant and equipment, inventories and fuel reserve. Costs incurred consisted primarily of purchased equipment, construction-related labor and materials, net costs of performance testing, interest during construction and other costs directly associated with the construction and development of the Facility. Capitalized interest and overhead are depreciated as part of the basis of the property using the straight-line method over the useful life of the Facility, commencing on the Commercial Operation Date. Capitalized interest consisted of the following components as of December 31, 1995:

	Capitalized interest							$105,403,843
	Interest income								      (6,485,216)
	Amortization of deferred financing costs	      40,407,277
	Deferred gain on settlement of interest
	rate swaps	     								  (7,047,399)
													$132,278,505
Fuel Reserve The fuel reserve, carried  at  cost,  represents  an
approximate   thirty-day   supply  of  coal  held  for  emergency
purposes.

Major Maintenance Reserve

	The major maintenance reserve represents an accrual for anticipated expenditures for scheduled significant maintenance of
the  Facility.   The  accrual  is  recognized  ratably  over  the
maintenance cycle of the related equipment.

Deferred Financing Costs Financing costs, consisting primarily of
	the costs incurred to obtain project financing, are deferred and amortized using the effective interest rate method over the term of the related permanent financing. Income Taxes Under current law, no Federal or state income taxes are paid directly by the Partnership. All items of income and expense of the Partnership are allocable to and reportable by the Partners in their respective income tax returns. Accordingly, no provision is made in the accompanying financial statements for Federal or state income taxes.

Reclassifications

	Certain 1995 balances have been reclassified to conform to the 1996 presentation.

New Accounting Pronouncement

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which has been adopted for the Partnership's 1996 financial statements, establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. The adoption of this pronouncement has not had an impact the Partnership's financial condition or results of operations for the year ended December 31, 1996.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. This amount is included in current assets as of December 31, 1996, and December 31, 1995. The landscaping has been completed and the Partnership has applied to Martin County for a return of funds in excess of the required deposit as security for the first year maintenance.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee").
Income   from  this  trust  will  be  used  solely  for  projects
benefiting the community of  Indiantown.   On  July 23, 2025, the
PUD Trustee is required to return the deposit to the Partnership.
As of December 31, 1996 and 1995, estimated present values of this deposit of approximately $60,000 for each year, are included in deposits in the accompanying balance sheets. The remaining balance is included in deferred financing costs.


4.  BONDS AND NOTES PAYABLE:  First Mortgage Bonds

	The Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the Securities and Exchange Commission. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year and commenced on June 15, 1995. Interest cost related to the First Mortgage Bonds was $47,456,604 and $47,513,881 in 1996 and 1995, respectively.

Tax Exempt Facility Revenue Bonds

	On January 5, 1993, in order to finance a portion of the costs of constructing and equipping the Facility, the Partnership issued and sold $113,000,000 of Series 1992A and 1992B Industrial Development Revenue Bonds (the "1992 Bonds") through the Martin
County  Industrial  Development  Authority  (the  "MCIDA").   The
proceeds  from  this  issuance  were  invested  in  an investment
portfolio  with   Fidelity   Investments  Institutional  Services
Company. On November 22, 1994, the Partnership refunded the 1992 Bonds with proceeds from the issuance of $113,000,000 Series 1994A and of $12,010,000 Series 1994B Tax Exempt Facility Refunding Revenue Bonds which were issued on December 20, 1994 (the Series 1994A Bonds and the Series 1994B Bonds, collectively, the "1994 Tax Exempt Bonds").

	The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) as trustee (the "Trustee"). Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December
15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest paid related to the 1994 Tax Exempt Bonds was $9,865,555 and $10,939,752 for the years ended December 31, 1996 and 1995, respectively.

	Future minimum payments related to outstanding First Mortgage Bonds and 1994 Tax Exempt Bonds at December 31, 1996 are as follows (in thousands).

1997	   $     9,701
1998			10,265
1999			 9,997
2000				-0-
2001				-0-
Thereafter	   591,252
Total		$  621,215

In  1994,  with  proceeds from the issuance of the First Mortgage
	Bonds, an equity loan in the amount of $139,000,000 was paid in full and the Partnership and TIFD entered into an Amended and Restated Equity Loan Agreement (the "Equity Loan Agreement") for a maximum loan of $139,000,000 to be drawn at the Partnership's request, incorporating the same terms as the original loan. As of December 22, 1995, the Commercial Operation Date, the maximum amount of the loan had been drawn and was outstanding. The Partnership paid $-0- and $2,813,357 in interest and $-0- and $2,561,428 in commitment fees during 1996 and 1995, respectively.

Equity Contribution Agreement Pursuant to an Equity  Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to the disbursement agreement among the Partnership, the Trustee and the other lenders and is included in investments held by trustee in the accompanying consolidated balance sheet as of December 31, 1996.

Revolving Credit Agreement

	The Revolving Credit Agreement provides for the availability of funds for the working capital requirements of the Facility.
The interest rate is based upon various short-term indices chosen at the Partnership's option and is determined separately for each draw. The loan includes commitment fees, to be paid quarterly, of  .375  percent  on the unborrowed portion.  Under the original and new working capital  loans,  the Partnership paid $57,187 and
$57,031 in commitment fees in 1996 and  1995,  respectively.   At
December 31, 1996, no working capital loans had been made to the Partnership under the Revolving Credit Agreement.

FPL Termination Fee Letter of  Credit On or before the Commercial
	Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership had obtained a commitment for the issuance of this letter of credit. At commercial operation, December 22, 1995, this letter of credit replaced the completion letter of credit outlined below. The initial amount of $13,000,000 was issued for the first year of operations. FPL Completion Letter of Credit At financial closing in October 1992, the Partnership provided to FPL a letter of credit in the amount of $9,000,000 pursuant to the Power Purchase Agreement. This
	letter of credit was terminated in accordance with the refinancing and a new one was issued with essentially the same terms. The Power Purchase Agreement requires that the Partnership pay FPL for each day beyond December 1, 1995, that the Facility did not achieve commercial operation. Because the commercial operation date did not occur before December 1, 1995, commencing December 1, 1995 and until December 22, 1995, FPL was entitled to draw on the letter of credit in the amount of $750,000 per calendar month pro-rated for a partial month. In lieu of drawing on the letter of credit, the Partnership paid FPL $508,065 in delay damages on December 22, 1995. Upon issuance of the above FPL Termination Fee Letter of Credit, the FPL Completion Letter of Credit was terminated.

FPL QF Letter  of  Credit  Within  60  days  after the Commercial
	Operation Date, the Partnership must provide a letter of credit for use in the event of a loss of qualifying facility status under the Public Utility Regulatory Policies Act of 1978. The initial amount is $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to
	the terms of the Letter of Credit and Reimbursement Agreement, the Partnership has obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the Facility's qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts totaling $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the trustee. The balance in this account at December 31, 1996, was $500,000 and is included in unrestricted investments held by trustee in the accompanying consolidated bal ance sheet. Steam Host Letter of Credit At financial closing in October 1992, the Partnership provided Caulkins a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note 6). This letter of credit was terminated in accordance with the refinancing and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement, the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit the amount of damages suffered by Caulkins. Debt Service Reserve Letter of Credit

	On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax-Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit.


5. PURCHASE AGREEMENTS: Coal Purchase and Transportation Agreement The Partnership entered into a 30-year purchase contract with Costain Coal, Inc., commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the Facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

Lime Purchase Agreement

	On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. for supply of  the  Facility's  lime  requirements  for  the  Facility's dry
scrubber SO2 removal system.   The  initial term of the agreement
is 15 years from the Commercial Operation Date and may be extended for successive 5-year periods. The agreement may be canceled by either party after January 1, 2000, upon proper notice. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement.

6. SALES AND SERVICES AGREEMENTS: Power Purchase Agreement On May 21, 1990, the Partnership entered into a Power Purchase Agreement with FPL for sales of the Facility's electric output. As amended, the agreement is effective for a 30-year period, commencing with the Commercial Operation Date. The pricing structure provides for both capacity and energy payments.

	Capacity  payments  remain  relatively  stable  because   the
amounts   do   not  vary  with  dispatch.   Price  increases  are
contractually   provided.     Capacity    payments    include   a
bonus/penalty payment for specified levels of available capacity. Energy payments are derived from a contractual formula defined in the agreement based on the actual cost of domestic coal at another FPL plant, St. Johns River Power Park.

Energy Services Agreement On September 30, 1992, the Partnership entered into an energy services agreement with Caulkins. Commencing on the Commercial Operation Date and continuing throughout the 15-year term of the agreement, Caulkins is required to purchase the lesser of 525 million pounds of steam per year or the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA. The Facility provided steam to Caulkins in 1995 during start-up and testing of the Facility, and declared Commercial Operation with Caulkins on March 1, 1996. 7. RELATED PARTY TRANSACTIONS: Construction Contract

	The Partnership entered into a construction agreement with Bechtel Power Corporation ("Bechtel Power"), an affiliate of
Bechtel Enterprises, for the  design,  engineering,  procurement,
construction,   start-up   and   testing  of  the  Facility  (the
"Construction Contract"). As of December 31, 1996, the total contract value was $440,872,879 including change orders to date. Payments of $439,972,879 have been made to Bechtel Power under the Construction Contract since inception including $770,096 for the year ended December 31, 1996. $900,000 of the December 31, 1995, scheduled progress payment under the Construction Contract was withheld pending completion of certain start-up punchlist items and is included in accounts payable at December 31, 1996.
The final progress payment of $101,000 will be paid when Bechtel Power has met specific conditions stated in the Construction Contract.

	Bechtel Power guaranteed that Substantial Completion would occur on or prior to January 21, 1996, the Guaranteed Completion
Date.   Substantial  Completion  is  achieved  when  the Facility
demonstrates that it has met emissions guarantees and has achieved 88 percent of guaranteed net electrical output during
required   test   periods.   A  schedule  bonus  for  Substantial
Completion prior to the Guaranteed Completion Date is provided in
the Construction Contract.   Substantial  Completion was declared
as of December 22, 1995 and a $6.1 million schedule bonus was paid on April 4, 1996. Performance bonuses of $4.5 million were paid on April 4, 1996, as a portion of the estimate of the total performance bonuses and a final payment of $3.9 million was made on September 17, 1996.

Management Services Agreement

	The Partnership has a management services agreement with U.S. Generating Company ("USGen"), a California general partnership, whose general partners are subsidiaries of PG&E Enterprises and Bechtel Enterprises. The agreement provides for USGen to provide day-to-day management and administration of the Partnership's business relating to the Facility. The agreement will continue
for  a  term  of  34  years.   Compensation  to  USGen  under the
agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the
Partnership.   Amounts   incurred   under   this  agreement  were
$2,769,570 and $3,176,772 in 1996  and  1995,  respectively.   At
December  31,  1996 and 1995, the Partnership owed USGen $206,916
and  $250,173,  respectively,  which   are  included  in  accrued
liabilities   in   the   accompanying   consolidated    financial
statements.

Operations and Maintenance Agreement

	The Partnership has an operations and maintenance agreement with U.S. Operating Services Company ("U.S. Operating"), a California general partnership between subsidiaries of Bechtel
 Enterprises   and  PG&E  Enterprises,  for  the  operations  and
 maintenance  of  the  Facility   for   a  period  of  30  years.
 Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached, U.S. Operating will pay liquidated damages to the Partnership. Compensation to U.S. Operating under the agreement includes an
 annual  base  fee  of   $1.5   million  ($900,000  of  which  is
 subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as  a  percentage  of  payroll  and
 personnel  costs.   The fees are adjusted quarterly by a measure
 of  inflation  as  defined   in   the  agreement.   Payments  of
 $7,210,201 and $9,049,410 were made to U.S.  Operating  in  1996
 and  1995,  respectively.   At  December  31, 1996 and 1995, the
 Partnership   owed   U.S.   Operating   $61,802   and  $575,883,
 respectively, which are included in accrued liabilities in the accompanying consolidated financial statements.

Consulting  Services  In  1996  and  1995,  the  Partnership paid
	engineering   consulting   fees   of   $4,521   and  $13,279,
	respectively, to Bechtel Generating Company, a wholly-owned subsidiary of Bechtel Enterprises.

Railcar  Lease The Partnership entered into a 15 year Car Leasing
	Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $633,788, is included in property, plant and equipment at December 31, 1996. Payments of $629,856, including principal and interest, were made in 1996, and the lease obligation of $5,386,265 at December 31, 1996 is reported as a lease payable in the accompanying consolidated balance sheets.

	Future minimum payments related to the Car Leasing Agreement at December 31, 1996, are approximately as follows:

1997       		 248,000
1998		     267,000
1999			 287,000
2000			 309,000
2001			 332,000
Thereafter     3,943,000
Total		  $5,386,000



Development Costs

	At the original financial closing in October 1992, the Partnership paid development fees and reimbursed certain costs, totaling $14.8 million to PG&E Enterprises, $3.9 million to Bechtel Enterprises, $11.1 million to GECC and $1.2 million to USGen, related to the development of the Facility.

Distribution to Partners

On December 16, 1996, as provided in the Partnership Agreement, Indiantown distributed $36.395 million to the Partners. Funds distributed were from unused contingency and electric and steam revenues collected during the first year of commercial operations and are included in partners' capital on the accompanying consolidated financial statements.

8.   INTERCONNECTION  AGREEMENT:   On   February  24,  1992,  the
	Partnership entered into an Interconnection Agreement with FPL to connect the operation of FPL's transmission system to the Facility, outlining the development, construction, installation, operation and maintenance responsibilities. The term of this agreement will expire on December 31, 2026, and will automatically be extended for a period of two years.

9.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

	The   following  table  presents  the  carrying  amounts  and
estimated fair values of certain of the Partnership's financial instruments at December 31, 1996 and 1995.


Financial Liabilities		December 31, 1996
							Carrying Amount		 Fair Value
Tax Exempt Bonds			$125,010,000		 $143,067,534
First Mortgage Bonds		$496,205,000		 $570,178,669

Financial Liabilities		December 31, 1995
							Carrying Amount	   	 Fair Value
Tax Exempt Bonds			$125,010,000		 $142,540,118
First Mortgage Bonds		$505,000,000		 $595,997,030
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



Item  9		CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON
			ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

Item 10		DIRECTORS AND EXECUTIVE OFFICERS

Indiantown Cogeneration, L.P. Board of Control

	The following table sets forth the names, ages and positions of the members of the Board of Control of the Partnership. Members of the Board of Control are selected from time to time
by,  and  serve  at  the   pleasure   of,  the  Partners  of  the
Partnership.

Name									Age				Position

Joseph P. Kearney.................		50				Palm Representative

John R. Cooper......................	49				Palm Representative

P. Chrisman Iribe..................		45			    Toyan Representative

Edward J. Givens..................		57				Toyan Representative

William D. Strittmatter.........		40				TIFD Representative

Michael J. Tzougrakis...........		55				TIFD Representative

Joseph P. Kearney has been President and Chief Executive  Officer
	of U.S. Generating Company since it was formed in 1989. Prior to joining U.S. Generating Company, Mr. Kearney held senior management positions at the Coastal Corporation from 1984 to 1989. Prior to 1984, Mr. Kearney held positions in project and technology development and financing with the Fluor Corporation, Enpex Corporation and System Development Corporation. From 1974 to 1979, Mr. Kearney served as Chief of Energy Technology, White House Office of Management & Budget. He had Executive Office responsibility for financial, policy, legislative, management and budgetary proposals by the U.S. Department of Energy and the Nuclear Regulatory Commission. He holds a Ph.D. in Nuclear Engineering from Massachusetts Institute of Technology.

	John R. Cooper is Senior Vice President of U.S. Generating Company and has been with U.S. Generating Company since it was
formed in 1989.   Prior  to  joining  U.S. Generating Company, he
spent 3 years as chief financial officer with a European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent 7 years with Bechtel Financing Services, Inc., where his last
position was Vice President and Manager.   Mr.  Cooper  holds  an
M.B.A. in Finance from the Kellogg Graduate School of Management at Northwestern, an M.A. from the Johns Hopkins Nitze School of Advanced International Studies (SAIS) and a B.A. from Trinity College, Connecticut.

	P. Chrisman Iribe is Executive Vice President of U.S. Generating Company and has been with U.S. Generating Company
since it was formed  in  1989.   Prior to joining U.S. Generating
Company, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation.
Mr. Iribe holds a B.A. degree in Economics from George Washington
University.

	Edward  S.  Givens is Vice President, Construction Management
of  U.S.  Generating  Company.    Mr.  Givens,  who  joined  U.S.
Generating Company in 1992, is responsible for construction management of all projects in which U.S. Generating Company plays a role. Before joining U.S. Generating Company, Mr. Givens was a vice president with Bechtel Power and manager of its Houston office. He worked for Bechtel Power for 19 years. From February
1980  to  November  1983,   he   was   project  manager  for  the
515-megawatt Muskogee generating plant designed and built for Oklahoma Gas and Electric Company. Mr. Givens holds a B.S. in Chemical Engineering from the University of Texas and is a licensed professional engineer in Texas.

	William D. Strittmatter is a Vice President of GE Capital and Managing Director and Chief Credit Officer of GE Capital Services Structured Finance Group, Inc. ("SFG"). He is responsible for the worldwide credit and risk management function of SFG's project and structured financing activities in the energy,
infrastructure and industrial  sectors.   Mr. Strittmatter joined
GE Capital in 1982, and has held various  positions  in  finance,
operations  and  marketing.   He received a BS degree in business
from the Rochester Institute of Technology and earned an MBA from the Harvard Business School.

	Michael J. Tzougrakis is a Managing Director of Structured Finance Group, Inc. ("SFG"), a unit of GE Capital, and is
currently   responsible   for   technical   portfolio,  technical
underwriting and construction  loan  management  for SFG.  During his 26 year career with  GE  Capital,  Mr.  Tzougrakis  has  held
management   positions   with   responsibility   for  operations,
preparation  of  proposals,   project  development  and  Facility
installation and start-up in the United States and  abroad.   Mr.
Tzougrakis is a graduate of General Electric's Installation and Service Engineering Program and holds a B.S.E.E. degree from Pratt Institute.


ICL Funding Corporation Board of Directors

	The following table sets forth the names, ages and positions of the directors and executive officers of ICL Funding . Directors are elected annually and each elected director holds office until a successor is elected. Officers are elected from time to time by vote of the Board of Directors.

	   Name						Age		         Position
	Joseph Kearney				50			Director, President
	P. Chrisman Iribe			45			Director, Secretary
	Michael J. Tzougrakis		55			Director, Vice President
	John R. Cooper				49			Vice President, Chief
											Financial Officer and
											Principal Accounting
											Officer
Item 11	REMUNERATION OF DIRECTORS AND OFFICERS

	No cash compensation or non-cash compensation was paid in any prior year or is currently proposed to be paid in the current calendar year by ICL Funding or the Partnership to any of the
officers and directors  listed  above.   Accordingly, the Summary
Compensation Table and other tables required under Item 402 of the Securities and Exchange Commission's Regulation S-K have been omitted, as presentation of such tables would not be meaningful.

	Management services for the Partnership are being performed by U.S. Generating Company on a cost-plus basis in addition to the payment of a base fee. Operation and maintenance services for the Partnership will be performed by U.S. Operating on a cost-plus basis. In addition to a base fee, U.S. Operating may earn certain additional fees and bonuses based on specified performance criteria.

Item  12	SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND
		MANAGEMENT

	Partnership interests in the Partnership are held as follows:

			Toyan					48% G.P.
			Palm					12% G.P.
			TIFD					40% L.P.

	All of the outstanding shares of common stock of ICL Funding are owned by the Partnership.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The  Partnership  has   several   material   contracts   with
affiliated   entities.    These   contracts,  which  include  the
Construction Contract, the Management Services Agreement, the Operations and Maintenance Agreement and the Railcar Lease, are described elsewhere in this report, most notably in Note 7 to the Partnership's consolidated financial statements.

PART IV

Item 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
		REPORTS ON FORM 8-K

	a) Documents filed as of this Report						       Page
		(1)	Consolidated financial statements:

			Report of Independent Public Accountants...............		14

			Consolidated Balance Sheets As of
			December 31, 1996 and December 31, 1995 ................	15

			Consolidated Statements of Operations for the Year Ended
			December 31, 1996 and for the Period from Commercial
			Operations (December 22, 1995) to December 31, 1995.....	17

			Consolidated Statements of Changes
			in Partners' Capital For The Years Ended
			December 31, 1996, 1995 and 1994........................	18

			Consolidated Statements of Cash Flows For The
			Years Ended December 31, 1996, 1995 and 1994............	19

			Notes to Consolidated Financial
			Statements..............................................	20

		(2)	Consolidated Financial Statement
			Schedules...............................................   None

	b) Reports on Form 8-K:

The Partnership filed a Form 8-K and press release on January 3, 1996 announcing the commencement of commercial operations.

The Partnership filed a Form 8-K on December 23, 1996, announcing final completion of the Facility and the first cash distribution made to the Partners on December 16, 1996.

	c) Exhibits:

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
						1996.****




* Incorporated by reference from the Registrant Statement on Form S-1, as amended, file no. 33-82034 filed by the Registrants with the SEC in July 1994. ** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994. *** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1995. **** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996.*****Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1996.




SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be
signed   on   its  behalf  by  the  undersigned,  thereunto  duly
authorized, in the city of  Bethesda, state of Maryland, on March
31, 1997.

								INDIANTOWN COGENERATION, L.P.


Date:  March 31, 1997  				/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Senior Vice President

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature						Title				  		  Date

/s/ Joseph P. Kearney 		Member of Board of Control,		March 31, 1997
Joseph P. Kearney		    President and Chief
					        Executive Officer

/s/ P. Chrisman Iribe		Member of Board of Control,		March 31, 1997
P. Chrisman Iribe			Senior Vice President

/s/ John R. Cooper		    Chief Financial Officer,		March 31, 1997
John R. Cooper			    Principal Accounting
					        Officer and Senior
					        Vice President

/s/ Edward S. Givens		Member of Board of Control		March 31, 1997
Edward S. Givens

/s/ William D. Strittmatter	Member of Board of Control		March 31, 1997
William D. Strittmatter

/s/ Michael Tzougrakis		Member of Board of Control		March 31, 1997
Michael J. Tzougrakis


SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 31, 1997.

									INDIANTOWN COGENERATION
									FUNDING CORPORATION

Date:  March 31, 1997				/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Vice President

Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature						Title					    Date

/s/ Joseph P. Kearney			Director and President,		March 31, 1997
Joseph P. Kearney

/s/ P. Chrisman Iribe			Director and Secretary,		March 31, 1997
P. Chrisman Iribe

/s/ John R. Cooper				Chief Financial Officer,	March 31, 1997
John R. Cooper				    Principal Accounting
						   		Officer and Vice President

/s/ Michael J. Tzougrakis		Director and Vice President	March 31, 1997
Michael J. Tzougrakis