Form 10-Q
period 1997-03-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1997-05-12
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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



PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:
	Consolidated Balance Sheets as of March 31, 1997 (Unaudited) and
	 	December 31,
	 	1996...................................................1
	 	Consolidated Statements of Operations for the Three Months Ended March 31, 1997 (Unaudited) and March 31, 1996
	 	(Unaudited)............................................3
	 	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 (Unaudited) and March 31, 1996
	 	(Unaudited)............................................4
	 	Notes to Consolidated Financial Statements (Unaudited)
	 	...............................................5 Item
	 	2	Management's Discussion and Analysis of Financial
	 	Condition and Results of
	 	Operations.............................................8

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings..................................................12

Item 5	Other
Information..................................................12

Item 6	Exhibits and Reports on Form
8-K..........................................................14

Signatures...................................................17





PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of March 31, 1997 and December 31, 1996

ASSETS					March 31,1997		 December 31,1996
						 (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents  $  721,809		  $		344,323
Accounts receivable-trade  13,139,350			 14,859,879
Inventories				    1,420,883			  1,218,356
Prepaids					  101,259				560,368
Deposits					  193,357				193,357
Investments held by Trustee,
including restricted funds of
$19,411,815 and $3,673,116,
respectively			   40,755,479			 19,250,140
	Total current assets   56,332,137			 36,426,423


INVESTMENTS HELD BY TRUSTEE,
     restricted funds	   12,501,000			 12,501,000

DEPOSITS					   65,000				 60,000

PROPERTY, PLANT & EQUIPMENT:
  Land				   	    8,579,399			  8,579,399
  Electric and steam
  generating facilities   694,845,731		    694,051,333
  Less accumulated
  depreciation			   24,182,970			 20,416,001
	Net property, plant
	& equipment			  679,242,160			682,214,731

FUEL RESERVE		  		3,761,779			  3,591,713

DEFERRED FINANCING COSTS,
net of accumulated
amortization of $41,527,900
and $41,311,315,
respectively			   18,659,411			 18,875,996

	Total assets		 $ 770,561,487		  $ 753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of March 31, 1997 and December 31, 1996

LIABILITIES AND
PARTNERS CAPITAL			 March 31, 1997			 December 31, 1996
							   (Unaudited)
CURRENT LIABILITIES:
Accounts payable			  $4,798,029			   $6,515,052
Accrued liabilities			   2,492,698				1,987,427
Accrued interest			  16,582,649				2,368,950
Current portion -
First Mortgage Bonds		   9,701,000				9,701,000
Current portion lease
payable - railcars				 252,984				  248,460
 Total current liabilities	  33,827,360			   20,820,889

LONG TERM DEBT:
First Mortgage Bonds		 486,504,000			  486,504,000
Tax Exempt Facility
Revenue Bonds				 125,010,000			  125,010,000
Lease payable - railcars	   5,072,837				5,137,805
 Total long term debt		 616,586,837			  616,651,805

 Total liabilities			 650,414,197			  637,472,694

PARTNERS' CAPITAL:
    Toyan Enterprises		  55,774,641			   55,774,642
    Palm Power Corporation	  13,943,661			   13,943,660
    TIFD III-Y, Inc.		  46,478,867			   46,478,867
    Retained Earnings		   3,950,121					   --
	 Total partners capital	 120,147,290			  116,197,169

Total liabilities and partners
		capital				$770,561,487			 $753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three Months Ended March 31, 1997 and March 31, 1996
						Three Months Ended			Three Months Ended
						  March 31, 1997			  March 31, 1996
							(Unaudited)					(Unaudited)
Operating Revenues:
Electric capacity and
capacity bonus revenue		$29,871,287				   $  29,671,997
Electric energy revenue		  7,567,191					   9,086,558
Steam revenue					 33,333						   8,333
 Total operating revenues	 37,471,811					  38,766,888

Cost of Sales:
Fuel and ash				  9,274,323					  10,145,391
Operating and maintenance	  4,136,367					   3,463,400
Depreciation				  3,887,664					   4,844,073
 Total cost of sales		 17,298,354					  18,452,864

Gross Profit				 20,173,457					  20,314,024

Other Operating Expenses:
General and administrative	    756,425						 595,052
Insurance and taxes			  1,831,834					   2,004,862
 Total other operating
 expenses					  2,588,259					   2,599,914

Operating Income 			 17,585,198					  17,714,110

Non-Operating Income (Expenses):
Interest expense			(14,591,085)				 (14,778,072)
Interest/Other income		    956,008					   1,069,037
 Net non-operating expense	(13,635,077)				 (13,709,035)

Net Income				  $   3,950,121				   $   4,005,075

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1997 and 1996
							Three Months				 Three Months
								Ended						 Ended
						   March 31, 1997			    March 31, 1996
							(Unaudited)					 (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income				   $  3,950,121					 $ 4,005,075

Adjustments to reconcile
net income to net
cash provided by
operating activities:
Depreciation and
amortization				  3,983,554					   4,979,795
(Increase) Decrease in
accounts receivable			  1,720,529					  (6,362,099)
(Increase) Decrease in
inventories and
fuel reserves				   (372,593)				    (989,814)
Decrease in deposits
and prepaids				    454,110						 893,263
Increase (Decrease) in
accounts payable
and accrued interest		 12,957,816					  17,447,186
Increase (Decrease) in
Major Maintenance Reserve		 44,130							  --
Increase (Decrease) in
lease payable 					(60,444)					 (59,380)
Net cash provided by
operating activities		 22,677,223					  19,914,026

CASH FLOWS FROM INVESTING
ACTIVITIES:
(Increase) Decrease in
property, plant &
equipment					   (794,398)				  (2,078,503)
(Increase) Decrease in
investment held by
trustee						(21,505,339)				 (18,414,159)
Net cash used in
investing activities		(22,299,737)				 (20,492,662)

INCREASE (DECREASE) IN CASH     377,486						(578,636)

CASH and CASH EQUIVALENTS,
beginning of year			    344,323					   2,666,296

CASH and CASH EQUIVALENTS,
end of period					721,809					   2,087,660

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements As of March 31, 1997
(Unaudited)



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

	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages:

Toyan 48% Palm 12% TIFD 40%

	All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines. The Partners contributed, pursuant to an equity commitment agreement, approximately $140,000,000 of equity when commercial operation of the Facility commenced in December 1995.

2. FINANCIAL STATEMENTS: The consolidated balance sheet as of March 31, 1997, and the consolidated statements of cash flows for the three months ended on March 31, 1997 and 1996 and the consolidated statements of operations for the three months ended March 31, 1997 and 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1997, results of operations for the three months ended March 31, 1997 and 1996, and cash flows for the three months ended March 31, 1997 and 1996.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

Investments Held by Trustee The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost which approximates market. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments in an amount equal to the amount of accrued principal and interest payables. Property, Plant and Equipment Property, plant and equipment are recorded at actual cost. Substantially all property, plant and equipment consist of the Facility, which is depreciated on a straight- line basis over the useful life of the Facility, estimated to be 35 years. Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from three to ten years). Routine maintenance and repairs are charged to expense as incurred.

New Accounting Pronouncement

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which was adopted for the Partnership's 1996 annual financial statements, establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. Adoption of this pronouncement has not impacted the Partnership's financial condition or results of operations.

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders and is included in investments held by trustee in the accompanying consolidated balance sheet as of March 31, 1997 and December 31, 1996.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. This amount is included in current assets as of December 31, 1996. The landscaping has been completed and the Partnership has applied to the County for a return of funds in excess of the required deposit as security for the first year maintenance.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1996, the estimated present value of this deposit of approximately $60,000 has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The	following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at March 31, 1997. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


							Carrying Amount		Fair Value
Financial Liabilities
Tax-Exempt Bonds			$125,010,000		$139,767,346
Taxable Bonds				$500,603,000		$543,780,449

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

General

	The Partnership is primarily engaged in the ownership and operation of a non- utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 1997, the Partnership had approximately $679 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the three months ended March 31, 1997, the Partnership had total operating revenues of approximately $37.5 million, total operating costs of $19.9 million, and total net interest expenses of approximately $13.6 million resulting in net income of approximately $3.95 million.

	The Partnership has obtained all material environmental permits and approvals required as of March 31, 1997 for the operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility.
The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership filed its application for a Title V air permit on May
24, 1996.  A permit is expected within the next two years.

	On September 9, 1994, Costain Group PLC, parent company of Costain Coal, Inc. ("Costain Coal"), the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets. On March 17, 1997, Costain Group PLC announced that it completed the sale of Costain Coal to Rencoal Inc. for $44.7 million. Costain Coal will remain obligated under the Coal Purchase Agreement and the coal will be supplied from the same coal reserves which remain with Costain Coal. In light of the terms of the Coal Purchase Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse effect on the Partnership's ability to arrange for coal supply and ash disposal services.

Results of Operations

	For the three months ending March 31, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 95.38% and 96.67%, respectively. This resulted in earning full monthly capacity payments aggregating $27.9 million, for both periods and bonuses aggregating $1.9 and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the three months ended March 31, 1997, the Facility was dispatched by FPL and generated 330,586 megawatt-hours compared with 372,986 megawatt-hours during the same period in 1996. The 42,400 megawatt-hour decrease was primarily due to lower dispatch levels by FPL primarily driven by mild weather. The monthly dispatch rate for the first quarter of 1997 ranged from 44% to 72%, as compared to a range of 64% to 78% for the corresponding period in 1996. The difference is primarily attributable to lower dispatch levels by FPL.

	Net income for the three months ended March 31, 1997, was approximately $3.95 million which is comparable to the net income of approximately $4.0 million for the corresponding period in the prior year.

	For the three months ended March 31, 1997, the Partnership had total operating revenues of approximately $37.5 million as compared to $38.8 million for the corresponding period in the prior year.
The $1.3 million decrease in operating revenue is primarily due to a $1.5 million decrease in electric revenue resulting from lower dispatch by FPL. This decrease is partially offset by a $.2 million increase in electric capacity and bonus revenue resulting from higher availability levels during the first quarter of 1997.

Electric Revenues (dollars and KWh's in millions)

							For the three months ended
						March 31, 1997		March 31, 1996

Dollars						  37.5				  38.8
KWhs						   331				   373
Average Capacity Billing
Factor		  				  95.38%			  96.67%
Average Dispatch Rate			58%				    67%

	Costs of revenues for the three months ended March 31, 1997, were approximately $17.3 million on sales of 330,586 MWhs as compared to $18.5 million on sales of 372,986 MWhs for the corresponding period in the prior year.

	Total other operating expenses for the three months ended March 31, 1997, were approximately $2.6 million, which is comparable to the total other operating expenses for the corresponding period in the prior year.

	Net interest expense for the three months ended March 31, 1997, was approximately $13.6 million which is comparable to the $13.7 million of net interest expense for the same period in the prior year.


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

	The Partnership's total borrowings through March 1997 were $769 million, of which the $139 million equity loan was repaid on December 26, 1995. As of March 31, 1997, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. Series A-1 of the First Mortgage Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996.
Series A-2 of the First Mortgage Bonds, in the aggregate principal amount of $4,398,000, matured and were repaid on December 15, 1996.
The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 1997, was 9.02%. The comparable rate was 9.18% for the same period in 1996.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 1997, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 1997, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of March 31, 1997, no working capital loans have been made to the Partnership under the working capital loan facility.



PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.

	The Partnership's steam host, Caulkins, has been named as a defendant in a lawsuit by various Florida citrus growers. The plaintiffs allege that Caulkins did not pay the growers the proper amounts for their crops at various times from 1989 through 1994 and are claiming $10 million in damages. Caulkins, without admitting the veracity of the plaintiffs' allegations, has settled with citrus growers not involved in the litigation which represent over 95% of the fruit processed during the period which is the subject of the lawsuit and, therefore, over 95% of the damages alleged. While the Partnership is not, and does not anticipate being, involved with this action, a significant judgment against Caulkins could have an adverse impact on Caulkins' ability to continue purchasing steam from the Partnership and, therefore, require the Partnership to take certain actions, under the Energy Services Agreement with Caulkins and otherwise, to preserve the Facility's status as a qualifying facility. Caulkins has informed the Partnership of its view that the magnitude of the remaining exposure with respect to this litigation is not material to Caulkins' financial position. The Partnership does not, and cannot, express any opinion as to the likelihood or remoteness of a decision being rendered against Caulkins in this case.


Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as ofMarch 31, 1997, in order to continue commercial operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within the next two years.




Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the three months ended March 31, 1997, FPL requested to decommit the Facility numerous times and the Partnership has exercised its rights to operate at minimum load (100MW) during all but one such decommit order. The Partnership's election to continue to operate at minimum load has not had a material impact although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the recently filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.


Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K: The Partnership filed a Form 8-K and press release on January 3, 1996 announcing the commencement of commercial operation. The Partnership also filed a Form 8-K on December 30, 1996, announcing Final Completion of the Facility and the first cash distribution to the Partners.

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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  May 12, 1997			 	/s/ John Cooper
								John R. Cooper Vice
								President (Chief Financial Officer)


								INDIANTOWN COGENERATION FUNDING
								CORPORATION (Co-Registrant)


Date:  May 12, 1997				/s/ John Cooper
								John R. Cooper
								Vice President (Chief Financial
								Officer)