Form 10-Q
period 1997-06-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1997-08-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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


PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	June 30, 1997 (Unaudited) and December 31,
	1996......................................................1
	Consolidated Statements of Operations for the Six Months Ended
	June 30, 1997 (Unaudited) and June 30, 1996
	(Unaudited)...............................................3
	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 1997 (Unaudited) and June 30, 1996
	(Unaudited)...............................................4
	Notes to Consolidated Financial Statements (Unaudited)
	..............................................5
	Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.................................8

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings..................................................12

Item 5	Other
Information..................................................12

Item 6	Exhibits and Reports on Form
8-K..........................................................14

Signatures...................................................17


PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. Consolidated Balance Sheets As of June
30, 1997 and December 31, 1996

ASSETS			      June 30, 1997		   December 31,	1996
					   (Unaudited)


CURRENT ASSETS:

Cash and cash
equivalents		   $    323,314			  		$344,323
Accounts receivable
-trade				 14,250,668				  14,859,879
Inventories			    568,730				   1,218,356
Prepaids				684,065					 560,368
Deposits				193,357					 193,357
Investments held by
Trustee, including
restricted funds of
$2,758,437 and
$3,673,116,
respectively		 16,242,502				  19,250,140
Total current
assets				 32,262,636				  36,426,423

INVESTMENTS HELD BY
TRUSTEE, restricted
funds				 12,501,000				  12,501,000

DEPOSITS				 65,000					  60,000

PROPERTY, PLANT
& EQUIPMENT:
Land				  8,579,399				   8,579,399
Electric and steam
generating
facilities			695,008,572				 694,051,333
Less accumulated
depreciation		 27,955,011				  20,416,001
Net property, plant
& equipment			675,632,960				 682,214,731

FUEL RESERVE		  3,761,779				   3,591,713

DEFERRED FINANCING
COSTS, net of
accumulated amortization
of $41,743,922 and
$41,311,315,
respectively		 18,443,389				  18,875,996

Total assets	  $ 742,666,764			    $753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of June 30, 1997 and December 31, 1996

LIABILITIES AND
ARTNERS' CAPITAL		   June 30, 1997		December 31, 1996
						    (Unaudited)
CURRENT LIABILITIES:

Accounts payable	         $4,300,971			  $6,515,052
Accrued liabilities			  4,367,103			   1,987,427
Accrued interest			  2,353,187			   2,368,950
Current portion - First
Mortgage Bonds				  9,983,000			   9,701,000
Current portion lease
payable - railcars			    257,591				 248,460
Total current liabilities	 21,261,852			  20,820,889

LONG TERM DEBT:
First Mortgage Bonds		481,372,000			 486,504,000
Tax Exempt Facility
Revenue Bonds				125,010,000			 125,010,000
Lease payable - railcars	  5,006,685			   5,137,805
Total long term debt		611,388,685			 616,651,805

Total liabilities			632,650,537			 637,472,694

PARTNERS' CAPITAL:
Toyan Enterprises			 52,807,789			  55,774,642
Palm Power Corporation		 13,201,948			  13,943,660
TIFD III-Y, Inc.			 44,006,490			  46,478,867
Total partners' capital		110,016,227			 116,197,169

Total liabilities and
partners' capital		   $742,666,764			$753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Six Months Ended June 30, 1997 and June 30, 1996

						Six Months Ended		 Six Months Ended
						 June 30, 1997			  June 30, 1996
Operating Revenues:		 <Unaudited>			  <Unaudited>

Electric capacity and
capacity bonus revenue	  $60,637,466			  $57,625,051
Electric energy revenue	   15,296,980			   21,492,345
Steam revenue			       66,667				   33,333
Total operating revenues   76,001,113			   79,150,729

Cost of Sales:
Fuel and ash			   17,720,221			   23,628,236
Operating and maintenance	7,721,011				6,666,124
Depreciation			    7,779,838				9,987,493
Total cost of sales		   33,221,070			   40,281,853

Gross Profit			   42,780,043			   38,868,876

Other Operating Expenses:
General and administrative	1,377,988				1,309,966
Insurance and taxes		    3,417,685				3,722,183
Total other operating
expenses					4,795,673				5,032,149

Operating Income 		   37,984,370			   33,836,727

Non-Operating Income
(Expenses):
Interest expense		  (29,168,844)			  (29,505,033)
Interest/Other income	    1,281,577				2,166,466
Net non-operating expense (27,887,267)			  (27,338,567)

Net Income				  $10,097,103			  $ 6,498,160

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1997 and 1996
						  Six Months			 Six Months
							Ended	  				Ended
						June 30, 1997		   June 30, 1996
						 (Unaudited)			(Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Income				$10,097,103			   $ 6,498,160
Adjustments to
reconcile net income
to net cash provided
by operating activities:
Depreciation and
amortization			  7,971,617				10,155,178
Decrease (Increase)
in accounts receivable	    609,211				(7,503,626)
Decrease in inventories
and fuel reserves			479,560				   804,578
(Increase)Decrease in
deposits and prepaids	   (128,697)			 1,341,453
Increase(Decrease) in
accounts payable and
accrued interest			 61,572				(8,568,018)
Increase in Major
Maintenance Reserve			 88,260					    --
(Decrease) in lease
payable					   (121,989)			  (114,179)
Net cash provided by
operating activities	 19,056,637			     2,613,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property,
plant & equipment		   (957,239)			(3,844,102)
Decrease in investment
held by trustee			  3,007,638				 3,413,597
Net cash provided by
(used in) investing
activities				  2,050,399				  (430,505)

CASH FLOW FROM FINANCING ACTIVITIES:
Capital Distributions	(16,278,047)					--
Decrease in Bonds
Payable					 (4,850,000)			 (4,397,000)
Net cash used in
financing activities    (21,128,047)			 (4,397,000)

INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS				    (21,009)		     (2,213,959)
CASH and CASH EQUIVALENTS,
beginning of year		    344,323				  2,666,296
CASH and CASH EQUIVALENTS,
end of period				323,314				    452,337

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements As of June 30, 1997
(Unaudited)



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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships formed between affiliates of PG&E Enterprises and Bechtel Enterprises. On June 26, 1997, PG&E Corporation (parent of PG&E Enterprises) and Bechtel Enterprises announced that a subsidiary of PG&E Corporation would acquire Bechtel Enterprises' interests in USGen and USOSC.
This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. In addition, Toyan and Palm agreed that, subject to receipt of all necessary approvals, Toyan
(or another affiliated entity) will purchase 16.67% of Palm's interest in the Partnership, which represents an approximately 2% ownership percentage. Such transfer will be effective retroactive to January 1, 1997 upon completion of the transaction.


	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages:


  		Before Transfer   After Transfer
Toyan		 48%			  50%
Palm		 12%			  10%
TIFD		 40%			  40%

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


2.  FINANCIAL STATEMENTS:  The consolidated balance sheet as of June
	30, 1997, and the consolidated statements of operations and cash flows for the six months ended on June 30, 1997 and 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1997, results of operations and cash flows for the six months ended June 30, 1997 and 1996.

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

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 balance outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership and is included in investments held by trustee in the accompanying consolidated balance sheet as of June 30, 1997 and December 31, 1996.

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

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1996, the estimated present value of this deposit of approximately $65,000 has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at June 30, 1997. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


						Carrying Amount	 		Fair Value
Financial Liabilities
Tax-Exempt Bonds		$125,010,000			$141,600,968
Taxable Bonds			$491,355,000			$568,758,064

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

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 1997, the Partnership had approximately $675.6 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the six months ended June 30, 1997, the Partnership had total operating revenues of approximately $76 million, total operating costs of $38 million, and total net interest expenses of approximately $27.9 million resulting in net income of approximately $10 million.

	The Partnership has obtained all material environmental permits and approvals required as of June 30, 1997 for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership filed its application for a Title V air permit on May
 24, 1996.  A permit is expected within two years.

Results of Operations

	For the six months ending June 30, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 96.59% and 94.28%, respectively. This resulted in earning monthly capacity payments aggregating $55.9 million and $55.8 million, and bonuses aggregating $4.7 million and $1.9 million for the six months ended June 30, 1997 and 1996, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the six months ended June 30, 1997, the Facility was dispatched by FPL and generated 649,999 megawatt-hours compared with 895,813 megawatt-hours during the same period in 1996. The 245,814 megawatt-hour decrease was primarily due to lower dispatch levels by FPL primarily driven by mild weather. The monthly dispatch rate for the first half of 1997 ranged from 44% to 72%, as compared to a range of 64% to 83% for the corresponding period in 1996. The difference is primarily attributable to lower dispatch levels by FPL .

	Net income for the six months ended June 30, 1997, was approximately $10 million compared to the net income of approximately $6.5 million for the corresponding period in the prior year. The $3.5 million increase is primarily attributable to a $4.1 million increase in operating income (described below) offset by a net interest income decrease of $550,000.

Electric Revenues (dollars and KWh's in millions)

							For the six months ended
						June 30, 1997		June 30, 1996

Dollars						 76				  79.1
KWhs					    650				  896
Average Capacity
Billing Factor		  	   96.59%			  94.28%
Average Dispatch Rate	    57%				  74%

	For the six months ended June 30, 1997, the Partnership had total operating revenues of approximately $76 million as compared to $79.1 million for the corresponding period in the prior year. The $3.1 million decrease in operating revenue is primarily due to a $6.2 million decrease in electric revenue resulting from lower dispatch by FPL and is offset by a $3 million increase in electric capacity and bonus revenue resulting from higher availability levels during the six months ended June 30, 1997.

	Costs of revenues for the six months ended June 30, 1997, were approximately $33.2 million on sales of 649,999 MWhs as compared to $40.3 million on sales of 895,813 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $5.9 million decrease in fuel and ash disposal costs resulting from lower dispatch by FPL.

	Total other operating expenses for the six months ended June 30, 1997, were approximately $4.8 million, which is comparable to the $5.0 million of total other operating expenses for the corresponding period in the prior year.

	Net interest expense for the six months ended June 30, 1997, was approximately $27.3 million which is comparable to the $27.9 million of net interest expense for the same period in the prior year.


Liquidity and Capital Resources

	On November 22, 1994 the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"), $236.6 million of which bear an average interest rate of 9.26% and $268.4 million of which bear an interest rate of 9.77%. Concurrently with the Partnership's issuance of its First Mortgage Bonds, the Martin County Industrial Development Authority issued $113 million of Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds"). A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994 Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter collectively referred to as the "Bonds."

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

	The Partnership's total borrowings from inception through June 1997 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of June 30, 1997, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. Series A-1 of the First Mortgage
Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996. Series A-2 of the First Mortgage
Bonds, in the aggregate principal amount of $4,398,000, matured and were repaid on December 15, 1996. Series A-3 of the First Mortgage Bonds, in the aggregate principal amount of $4,850,000, matured and were repaid on June 15, 1997. The weighted average interest rate paid by the Partnership on its debt for the six months ended June
30, 1997 and 1996, was 9.18%.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 1997, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 1997, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of June 30, 1997, no working capital loans have been made to the Partnership under the working capital loan facility.



PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.


Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of June 30, 1997, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within two years.

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
 At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the six months ended June 30, 1997, FPL requested to decommit the Facility numerous times and the Partnership has exercised its rights to operate at minimum load (100MW) during all but one such decommit order. The Partnership's election to operate at minimum load has not had a material impact although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the recently filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  August 14, 1997			 /s/ John Cooper
								John R. Cooper
								Vice President (Chief Financial
								Officer)


								INDIANTOWN COGENERATION FUNDING
								CORPORATION (Co-Registrant)


Date:  August 14, 1997			 /s/ John Cooper
								John R.	Cooper
								Vice President (Chief
								Financial Officer)