Form 10-Q
period 1997-09-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1997-11-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

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




Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation


PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	September 30, 1997 (Unaudited) and December 31,
	1996..........................................................1
	Consolidated Statements of Operations for the Nine Months Ended September 30, 1997 (Unaudited) and September 30, 1996
	(Unaudited)...................................................3
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1997 (Unaudited) and September 30, 1996
	(Unaudited)...................................................4
	Notes to Consolidated Financial Statements (Unaudited)
	...............................................5
	Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of
	Operations...............................................8

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings.......................................................12

Item 5	Other
Information.......................................................12

Item 6	Exhibits and Reports on Form
8-K................................................................14

Signatures.........................................................17




PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. Consolidated Balance Sheets As of September
30, 1997 and December 31, 1996

ASSETS			      	September 30, 1997		   December 31,	1996
					   		(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$   176,942				  $  344,323
Accounts receivable-trade	 15,979,519				  14,859,879
Inventories					  1,831,077				   1,218,356
Prepaids					  1,455,365					 560,368
Deposits						193,357					 193,357
Investments held by Trustee,
including restricted
funds of $19,302,061
and $3,673,116, respectively 43,467,374				  19,250,140
Total current assets		 63,103,634				  36,426,423

INVESTMENTS HELD BY TRUSTEE,
     restricted funds		 12,501,000				  12,501,000

DEPOSITS						 65,000					  60,000

PROPERTY, PLANT & EQUIPMENT:
Land						  8,582,364				   8,579,399
Electric and steam
generating facilities		695,528,595				 694,051,333
Less accumulated
depreciation				 31,728,008				  20,416,001
Net property, plant
& equipment					672,382,951				 682,214,731

FUEL RESERVE				  2,096,435				   3,591,713

DEFERRED FINANCING COSTS,
net of accumulated
amortization of $41,958,818
and $41,311,315,
respectively				 18,228,493				  18,875,996

Total assets			  $ 768,377,513			    $753,669,863


The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of September 30, 1997 and December 31, 1996

LIABILITIES AND
PARTNERS' CAPITAL		   September 30, 1997		December 31, 1996
						    (Unaudited)

CURRENT LIABILITIES:
Accounts payable			$8,240,148				$6,515,052
Accrued liabilities			 6,007,842				 1,987,427
Accrued interest			16,472,311				 2,368,950
Current portion -
First Mortgage Bonds		 9,983,000				 9,701,000
Current portion lease
payable - railcars			   262,282				   248,460
Total current liabilities	40,965,583				20,820,889

LONG TERM DEBT:
First Mortgage Bonds	   481,372,000			   486,504,000
Tax Exempt Facility
Revenue Bonds			   125,010,000			   125,010,000
Lease payable - railcars	 4,939,329				 5,137,805
Total long term debt	   611,321,329			   616,651,805

Total liabilities		   652,286,912			   637,472,694

PARTNERS' CAPITAL:
Toyan Enterprises			58,045,301				55,774,642
Palm Power Corporation		11,609,060				13,943,660
TIFD III-Y, Inc.			46,436,240				46,478,867
Total partners' capital	   116,090,601			   116,197,169

Total liabilities and
partners' capital		  $768,377,513			  $753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 1997 and June 30, 1996

						Nine Months Ended		 Nine Months Ended
				       September 30, 1997		 September 30, 1996
						  (Unaudited)			   (Unaudited)

Operating Revenues:
Electric capacity
and capacity
bonus revenue			 $91,453,854			  $85,986,128
Electric energy revenue	  29,168,878			   35,677,510
Steam revenue				 100,000				   58,334
Total operating
revenues				 120,722,732			  121,721,972

Cost of Sales:
Fuel and ash			  32,212,057			   38,276,231
Operating and
maintenance				  11,639,412			   10,305,868
Depreciation			  11,671,841			   14,999,128
Total cost of sales		  55,523,310			   63,581,227

Gross Profit			  65,199,422			   58,140,745

Other Operating
Expenses:
General and
administrative			   2,081,092				1,982,566
Insurance and taxes		   5,158,623				5,739,954
Total other operating
expenses				   7,239,715				7,722,520

Operating Income 		  57,959,707			   50,418,225

Non-Operating Income
(Expenses):
Interest expense		 (43,670,510)			  (44,193,814)
Interest/Other income	   1,882,279				3,168,116
Net non-operating
expense					 (41,788,231)			  (41,025,698)

Net Income			  $   16,171,476			 $  9,392,527

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1997 and 1996

						  Nine Months			 Nine Months
							Ended	  				Ended
						September 30, 1997		September 30, 1996
						 (Unaudited)			  (Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:

Net Income				$ 16,171,476			 $ 9,392,527
Adjustments to
reconcile net income
to net cash provided
by operating activities:

Depreciation and
amortization			  11,959,510			  15,166,813
Increase in accounts
receivable				  (1,119,640)			  (8,438,124)
Decrease in inventories
and fuel reserves		     882,557				 969,007
(Increase) Decrease in
deposits and prepaids		(899,997)			   1,736,843
Increase in accounts
payable and accrued
interest				  19,716,483			   6,312,823
Increase in Major
Maintenance Reserve		     132,389				 153,424
Decrease in lease payable 	(184,654)				(171,795)
Net cash provided by
operating activities	  46,658,124			  25,121,518

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property,
plant & equipment		  (1,480,225)			  (8,291,643)
Increase in investment
held by trustee		     (24,217,234)			 (14,653,817)
Net cash provided by
(used in) investing
activities				 (25,697,459)			 (22,945,460)

CASH FLOW FROM FINANCING ACTIVITIES:
Capital Distributions	 (16,278,046)			          --
Decrease in Bonds Payable (4,850,000)			  (4,397,000)
Net cash used in
financing activities	 (21,128,046)			  (4,397,000)

DECREASE IN CASH AND
CASH EQUIVALENTS		    (167,381)			  (2,220,942)

CASH and CASH EQUIVALENTS,
beginning of year			 344,323			   2,666,296

CASH and CASH EQUIVALENTS,
end of period				 176,942				 445,354

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements
As of September 30, 1997
      (Unaudited)


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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships formed between affiliates of PG&E Enterprises and Bechtel Enterprises. On September 19, 1997, PG&E Enterprises indirectly acquired Bechtel Enterprises' interests in USGen and USOSC so that PG&E Enterprises now indirectly owns all of the interests in USGen and USOSC. This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. In addition, Toyan purchased 16.67% of Palm's interest in the Partnership, which represents approximately 2% of the ownership interests in the Partnership. The transfer is retroactive to January 1, 1997. On October 17, 1997, the Federal Energy Regulatory Commission recertified the Facility as a Qualifying Facility with the revised ownershi p interests.

	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages:

Toyan  50%
Palm   10%
TIFD   40%

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


2. FINANCIAL STATEMENTS: The consolidated balance sheet as of September 30, 1997, and the consolidated statements of operations and cash flows for the nine months ended on September 30, 1997 and 1996, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1997, and the results of operations and cash flows for the nine months ended September 30, 1997 and 1996.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

Investments Held by Trustee The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost which approximates market. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments in an amount equal to the amount of accrued principal and interest payables on the Bonds described at Note
	4. Property, Plant and Equipment Property, plant and equipment are recorded at actual cost. Substantially all property, plant and equipment consist of the Facility, which is depreciated on a straight-line basis over the useful life of the Facility, estimated to be 35 years. Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from three to ten years). Routine maintenance and repairs are charged to expense as incurred.

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 balance outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership and is included in investments held by trustee in the accompanying consolidated balance sheet as of September 30, 1997 and December 31, 1996.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. This amount is included in current assets as of September 30, 1997 and December 31, 1996. The landscaping has been completed and the Partnership has applied to the County for a return of funds in excess of the required deposit as security for the first year maintenance.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 1997 and December 31, 1996, the estimated present value of this deposit $65,000 and $60,000, respectively, has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4.
FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at September 30, 1997. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Financial Liabilities		Carrying Amount	   Fair Value
Tax-Exempt Bonds			$ 125,010,000	   $ 145,176,847
Taxable Bonds				$ 491,355,000	   $ 573,066,770
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

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 1997, the Partnership had approximately $672.4 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 1997, the Partnership had total operating revenues of approximately $120.7 million, total operating costs of $62.7 million, and total net interest expenses of approximately $41.8 million resulting in net income of approximately $16.2 million.

	The Partnership has obtained all material environmental permits and approvals required as of September 30, 1997 for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership filed its application for a Title V air permit on May 24, 1996. A permit is expected within two years.

Results of Operations

	For the nine months ending September 30, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 97.55% and 93.74%, respectively. This resulted in earning monthly capacity payments aggregating $83.9 million and $83.7 million, and bonuses aggregating $7.5 million and $2.3 million for the nine months ended September 30, 1997 and 1996, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the nine months ended September 30, 1997, the Facility was dispatched by FPL and generated 1,220,675 megawatt-hours compared with 1,506,313 megawatt-hours during the same period in 1996. The 285,638 megawatt-hour decrease was primarily due to lower dispatch levels by FPL primarily driven by mild winter weather. The monthly dispatch rate for the first nine months of 1997 ranged from 44% to 84%, as compared to a range of 64% to 91% for the corresponding period in 1996. The difference is primarily attribut able to lower dispatch levels by FPL due to mild winter weather.

	Net income for the nine months ended September 30, 1997, was approximately $16.2 million compared to the net income of approximately $9.4 million for the corresponding period in the prior year. The $6.8 million increase is primarily attributable to a $7.5 million increase in operating income (described below) partially offset by a net interest expense increase of $760,000.

Electric Revenues (dollars and KWh's in millions)

							For the nine months ended
					September 30, 1997		September 30, 1996

Dollars						   120.7				    121.7
KWhs						 1,220.7				  1,506.3
Average Capacity Billing
Factor		    			   97.55%			  	    93.74%
Average Dispatch Rate			65%				         78%
For the nine months ended September 30, 1997, the Partnership had
	total operating revenues of approximately $120.7 million as
	compared to $121.7 million for the corresponding period in the
	prior year.  The $1 million decrease in operating revenue is
	primarily due to a $6.5 million decrease in electric revenue
	resulting from lower dispatch by FPL and is offset by a $5.5
	million increase in electric capacity and bonus revenue
	resulting from higher availability levels during the nine months
	ended September 30, 1997.

	Costs of revenues for the nine months ended September 30, 1997, were approximately $55.5 million on sales of 1,220,675 MWhs as compared to $63.6 million on sales of 1,506,313 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $6.0 million decrease in fuel and ash disposal costs resulting from lower dispatch by FPL.

	Total other operating expenses for the nine months ended
September 30, 1997, were approximately $7.2 million, which is comparable to the $7.7 million of total other operating expenses for the corresponding period in the prior year. The $500,000 decrease is mainly due to lower insurance premiums.

	Net interest expense for the nine months ended September 30, 1997, was approximately $41.8 million compared to the $41.0 million of net interest expense for the same period in the prior year. The $760,000 increase is a result of a $524,000 decrease in interest expense due to the maturity of Series A-3 of the First Mortgage Bonds in June 1997 offset by a decrease in interest income of $1.3 million.


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

	The Partnership's total borrowings from inception through September 1997 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 1997, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. Series A-1 of the First Mortgage Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996. Series A-2 of the First Mortgage Bonds, in the aggregate principal amount of $4,398,000, matured and were repaid on December 15, 1996. Series A-3 of the First Mortgage Bonds, in the aggregate principal amount of $4,850,000, matured and were repaid on June 15, 1997. The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 1997 and 1996, was 9.18%.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 1997, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of September 30, 1997, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of September 30, 1997, no working capital loans have been made to the Partnership under the working capital loan facility.



PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.


Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of September 30, 1997, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within two years.

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
 At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the nine months ended September 30, 1997, FPL requested the Partnership to decommit the Facil ity numerous times and the Partnership has typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the recently filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  November 14, 1997			 /s/ John Cooper
								John R.	Cooper
								Vice President and Chief
								Financial Officer


								INDIANTOWN COGENERATION FUNDING
								CORPORATION (Co-Registrant)


Date:  November 14, 1997				/s/ John Cooper
								John R.	Cooper
								Vice President and Chief
								Financial Officer