Form 10-K
period 1997-12-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1998-03-31
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

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

As of March 31, 1998, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.
Indiantown Cogeneration, L.P. Indiantown Cogeneration Funding
Corporation
PART I						Page Number
Item 1	Business................1
Item 2	Properties..............7
Item 3	Legal Proceedings.......7
Item 4	Submission of Matters
to a Vote of Security Holders...7

					PART II

Item 5	Market for the Registrant's Common Stock and Related
		Security Holder Matters....................  7

Item 6	Selected Financial Data....................  8
Item 7	Management's Discussion and Analysis
of Financial Condition and Results of Operations...  9

Item 8	Financial Statements and Supplementary Data  15
Item 9	Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure.  34

					PART III

Item 10	Directors and Executive
Officers.....................................  		35
Item 11	Remuneration of Directors and Officers......37
Item 12	Security Ownership of Certain Beneficial
Owners and Management.............................  37
Item 13	Certain Relationships and Related
Transactions...........								37

					PART IV

Item 14	Exhibits, Financial Statement
Schedules and Reports on Form 8-K.................  38

Signatures........................................  42

PART I

Item 1		BUSINESS

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

	In July 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in connection with the 1994 bond offering described below under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". Although the Partnership has agreed to indemnify ICL Funding for certain liabilities, ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site owned by the Partnership in southwestern Martin County, Florida.

	The Facility was developed on behalf of the Partnership by U.S. Generating Company ("USGen"), a California general partnership formed in 1989 to develop and manage the construction and operation of electric power generating facilities throughout the United States owned by partnerships in which subsidiaries of PG&E Enterprises and Bechtel Enterprises own equity interests. The Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an
Operation and Maintenance Agreement (the "O&M Agreement"). USOSC and USGen were affiliates of PG&E Enterprises and Bechtel
Enterprises until September 19, 1997.

	On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises' interests so that USGen and USOSC are now wholly owned indirectly by PG&E Enterprises. This will not affect USGen's obligations under the Management Services Agreement ("MSA") with the Partnership or USOSC's obligations under the O&M Agreement.
In addition, on September 19, 1997, Toyan acquired 16.67% of Palm's interest in the Partnership, which represents approximately 2% of the ownership interests in the Partnership. The Partnership's Quarterly Report on Form 10-Q for the Third Quarter of 1997 erroneously reported that the transfer was retroactive to January 1, 1997. In fact, the transfer was not retroactive. On October 17, 1997, the Federal Energy Regulatory Commission ("FERC") recertified the Facility as a Qualifying Facility with the revised ownership interests.

	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages subsequent to September 19, 1997:

			Toyan							50%
			Palm								10%
			TIFD								40%

	On March 6, 1998, Cogentrix Energy, Inc. ("Cogentrix") and Bechtel Generating Company, Inc. entered into an agreement pursuant to which, among other things, a subsidiary of Cogentrix will purchase all of the outstanding stock of Palm. This transaction is subject to receipt of necessary regulatory approvals, third party consents and confirmation of the ratings on the Bonds (defined below).

	All distributions other than liquidating distributions will be made based on the Partner's percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines. The Partners contributed, pursuant to an equity commitment agreement, approximately $140,000,000 of equity when commercial operation of the Facility commenced in December 1995.

	The Partnership began construction of the Facility in October 1992 and was in the development phase through the commencement of commercial operation. The Facility commenced commercial operation under its power purchase agreement (the "Power Purchase Agreement" or "PPA") with Florida Power & Light Company ("FPL") on December 22, 1995. The Facility synchronized with the FPL system on June 30,
1995 and the Partnership sold to FPL electricity produced by the Facility during startup and testing. The Partnership's continued existence is dependent on the ability of the Partnership to maintain successful commercial operation under the Power Purchase Agreement. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value. The Partnership has no assets other than the Facility site, contractual arrangements relating to the Facility (the "Project Contracts") and the stock of ICL Funding.

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

	The Partnership supplies thermal energy to Caulkins in order for the Facility to meet the operating and efficiency standards under the Public Utility Regulatory Policy Act of 1978, as amended, and the FERC's regulations promulgated thereunder (collectively, "PURPA"). The Facility has been certified as a Qualifying Facility under PURPA. Under PURPA, Qualifying Facilities are exempt from certain provisions of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), most provisions of the Federal Power Act (the "FPA"), and, except under certain limited circumstances, rate and financial regulation under state law. The Energy Services
Agreement with Caulkins requires Caulkins to purchase the lesser of
(i) 525 million pounds of steam per year or (ii) the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA (currently estimated by the Partnership not to exceed 525 million pounds per year).

	The Partnership entered into a coal purchase agreement (the "Coal Purchase Agreement") with Costain Coal, Inc. ("Costain Coal"), pursuant to which Costain Coal supplies all of the Facility's coal needs, which are estimated to be 1 million tons of coal per year. The Partnership has no obligation to purchase a minimum quantity of coal under the Coal Purchase Agreement. The fuel price escalation provisions in the Coal Purchase Agreement are substantially the same as escalation of the fuel price component of the energy price contained in the Power Purchase Agreement with FPL. This mechanism is intended to mitigate any mismatch between the price the Partnership pays for coal and the energy payments received from FPL.

	On September 9, 1994, Costain Group PLC, parent company of Costain Coal, the Facility's primary fuel supplier, announced that it was proceeding with the sale of its U.S. coal assets. On March 17, 1997, Costain Group PLC announced that it completed the sale of Costain Coal to Rencoal Inc. for $44.7 million. Costain Coal was subsequently renamed Lodestar Energy, Inc. ("Lodestar"). Lodestar remains obligated under the Coal Purchase Agreement. In light of the terms of the Coal Purchase Agreement compared with similar coal supply and ash disposal agreements which the Partnership believes are currently obtainable in the market, the Partnership currently does not believe that the sale of Costain Coal will have an adverse effect on the Partnership's ability to arrange for coal supply and ash disposal services.

	Coal ash produced during operation of the Facility is being disposed of pursuant to the Coal Purchase Agreement and back-up disposal arrangements with Chambers Waste Systems, Inc. of Florida ("Chambers"). The Partnership has been informed that both Lodestar and Chambers have obtained the permits necessary to receive such coal ash.

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

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual costs, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the most recently filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Energy Services Agreement with Caulkins. Such operations may result in decreased net operating income for such periods due to lower energy rates under the PPA for such operations. The Partnership expects that the decrease, if any, will not be material. In addition, in 1997, the Partnership entered into an arrangement with Lodestar and the coal transporter to compensate the Partnership for reduced FPL revenues when the Facility runs at minimum load during decommit periods. In exchange for the Partnership's continued purchase and transportation of coal during these periods, Lodestar and the coal transporter each pay the Partnership a portion of the foregone FPL revenues. During 1997, the Partnership received 130 requests from FPL to decommit the Facility. The Partnership elected to operate at minimum load for the duration of all of those requests except one. During the decommit periods the energy revenues did not include complete recovery from FPL of the incremental increase in variable operating costs to operate the Facility at a lower, less efficient load. The unit received 30 decommit requests in 1996 and elected to run at minimum load for the duration of all such decommit requests. Based upon FPL's projections, the Partnership does not expect that, if the recently filed projections pro ve to reflect actual costs, its dispatch rate will change materially during the period covered by such projections.

Employees

	The Partnership has no employees and does not anticipate having any employees in the future because, under a management services agreement, USGen acts as the Partnership's representative in all aspects of managing construction and operation of the Facility as directed by the Partnership's Board of Control. As noted above, USOSC is providing operations and maintenance services for the Partnership.

Business Strategy and Outlook

	The Partnership's overall business plan is to safely produce clean, reliable energy at competitive prices. The Facility commenced commercial operation on December 22, 1995 and completed its second full year of operation on December 31, 1997.

	During 1997, the Facility produced 1,668,959 MW-hr of energy for sale to FPL compared to 1,862,439 MW-hr in 1996. This decrease was due primarily to FPL's reduced dispatch of the Facility. Dispatch of the Facility by FPL averaged approximately 67.5% over the year compared to 77% for 1996. The reduced dispatch was due primarily to milder winter weather in 1997.

The Facility produced approximately 400 million pounds of steam for sale to Caulkins in 1997 compared to approximately 340 million pounds in 1996 thereby exceeding the minimum requirements to maintain Qualifying Facility status. The 60 million pound increase in steam deliveries was due primarily to two fewer months of interconnected operations in 1996 than in 1997 (commercial operations with Caulkins commenced on March 1, 1996).

The Facility ended the year with a twelve-month rolling average
Capacity Billing Factor of 100.89% in 1997 and 94.46% in 1996. This increase of 6.43% was due primarily to better mechanical operation of the plant and enhanced operating efficiency resulting from certain capital improvements. Cash flows during 1997 were sufficient to fund all operating expenses and debt repayment obligations.


Forward Looking Statements

	When used in this report, words or phrases which are predictions of or indicate future events and trends are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected. Given such uncertainties, readers are cautioned not to place undue reliance on such statements. The Partnership undertakes no obligation to publicly update or revise any forward looking statement to reflect current or future events or circumstances.

	The Partnership anticipates that, barring any unforeseeable adverse events, the results for 1998 will be similar to the results for 1997. Dispatch of the unit by FPL during the summer months is expected to be similar to 1997 levels. Dispatch during the winter is highly dependent on weather and FPL's cost of running its oil and gas fired units. Caulkins expects a strong citrus crop for processing in 1998 and steam demand from Caulkins is expected to be similar to 1997 levels.

	The Facility is planning on four weeks of scheduled outages during 1998 to perform routine inspections and maintenance. The primary outage is scheduled for October 1998 during the off-season for citrus production.

	The Partnership is not aware of any reason to expect coal pricing during 1998 to substantially differ from 1997 levels.

	In the absence of any major equipment failures, unit availability is expected to be comparable to 1997 levels. If this is achieved, the Capacity Billing Factor and associated capacity bonuses would be similar.

	The Partnership believes that its current financial resources will be adequate to cover operating expenses and debt repayment obligations in 1998.

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of the end of 1997, in order to continue commercial operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The air construction permit will continue in effect until the Title V permit is issued. A permit is expected within the next year.

	Beginning in late November 1997, the Partnership experienced a number of opacity excursions related to degradation of the baghouse.
A consent order has been negotiated with the Florida Department of Environmental Protection ("FDEP") obligating the Partnership to implement repairs estimated to cost $500,000 as well as pay a penalty of $11,040. The penalty was reduced by the FDEP because of the Partnership's responsiveness and commencement of the repairs.

Item 2		PROPERTIES

	The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the make-up water pipeline and associated equipment, the Partnership does not own or lease any material properties.


Item 3		LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.


Item 4		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the security holders of the Partnership during 1997.

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

	The selected financial data of the Partnership presented below, which consists primarily of certain summary consolidated balance sheet information of the Partnership as of December 31, 1997, 1996, 1995, 1994 and 1993, should be read in conjunction with Item 7 of this report, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations", and with the Partnership's financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December 21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995.
The financial statements and supplementary data required by this item are presented under Item 8.

	The following is a summary of the quarterly results of operations for the years ended December 31, 1995, 1996 and December 31, 1997.

                     Three Months Ended (unaudited)
					March 31  June 30	September 30  December 31
								(in thousands)
Year Ended
December 31, 1995

Operating revenues		 (a)		(a)			(a)		   $4,565
Gross Profit			 (a)		(a)			(a)		    2,421
Net income				 (a)		(a)			(a)			  802

Year Ended
December 31, 1996

Operating revenues	  $38,767	 $40,384	 $42,571	  $37,124
Gross Profit		   20,314	  18,555	  19,272	   19,197
Net income			    4,005	   2,493	   2,894		2,398

Year Ended
December 31, 1997

Operating revenues	   37,879	  38,936	  43,907	   41,795
Gross Profit		   20,581	  22,199	  22,419	   19,124
Net income				3,950	   6,147	   6,092		1,838

(a)	Data not available as Commercial Operations commenced on
December 22, 1995.

Indiantown Cogeneration, L.P.
								as of December 31,
					1997	    1996	   1995		   1994		   1993

Total Assets $735,968,011 $753,669,863 $799,451,339 $637,944,198 $344,338,931
Long-Term Debt
			606,119,747  616,651,805	626,601,265	 630,010,000  337,816,000
Total Liabilities
			629,842,447	 637,472,694	658,649,167	 637,944,098  344,338,831
Capital Distributions
			 28,080,382	  36,395,054	     --			  --		   --
Total Partners' Capital
			106,125,564	 116,197,169	140,802,172	      100		   100
Construction in  Progress
					 0			  0		         0	  515,298,762 256,643,224
Property, Plant & Equipment, Net
			668,464,373	 682,214,731	691,588,155	           0		   0
Operating Revenues
			162,517,435	 158,845,947	  4,564,860			--			--
Net Income	 18,008,777	  11,790,051		802,172			--			--

Item 7		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report. Comparative figures for 1995 are for the ten (10) days from the Commercial Operation Date to December 31, 1995.

General

Year Ended December 31, 1997 Compared to the Year Ended December 31,
1996

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of December 31, 1997 and 1996, the Partnership had approximately $668.5 million and $682.2 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $15 million offset by $1.3 million of capital improvements.

For the three months ended December 31, 1997 and 1996, the Partnership had total operating revenues of approximately $41.8 million and $37.1 million, respectively. This $4.7 million increase was due primarily to higher dispatch by FPL and a higher Capacity Billing Factor under the PPA resulting in increased energy revenues and bonuses of $2.9 million and $1.8 million, respectively. For the three months ending December 31, 1997 and 1996, the Partnership had total operating costs of $25.0 million and $20.3 million, respectively. This $4.7 million increase was due primarily to increased variable costs of $2.3 million associated with higher dispatch by FPL and $2.2 million of equipment write-offs. Total net interest expenses were approximately $15.0 million and $14.4 million for the three months ended December 31, 1997 and 1996, respectively. This increase was due primarily to the maturity of Series A-3 of the First Mortgage Bonds on June 15, 1997 offset by lower interest income. Net income was approximatel y $1.8 million and $2.4 million for the three months ended December 31, 1997 and 1996, respectively. This decrease was due primarily to the increase in net interest expense.

	For the years ended December 31, 1997 and 1996, the Partnership had total operating revenues of $162.5 million and $158.8 million, respectively. This increase was attributable primarily to a $7.0 million increase in the capacity bonus and higher capacity payments of $0.3 million offset by a $3.7 million reduction in energy revenues. The increased revenues from capacity is due primarily to a higher Capacity Billing Factor under the PPA resulting from improved plant performance. The lower energy revenues are due primarily to reduced dispatch levels, especially in the second quarter of 1997. Total operating costs were $87.7 million and $91.6 million for the years ended December 31, 1997 and 1996, respectively. This decrease was due primarily to a reduction of $3.3 million in fuel and ash costs resulting from lower dispatch by FPL, a decrease of $0.8 million in insurance premiums and a decrease of $4.5 million in depreciation (due to a change in estimate), partially offset by an increase of $2.2 million due to equipment write-offs and an increase of $2.4 million due to increases in operations and maintenance expenses. The change in depreciation expense from 1996 to 1997 is not indicative of future trends because it is the result of a change in estimate. The depreciation expense is expected to remain comparable to 1997 levels in future years. For the years ended December 31, 1997 and 1996, the total net interest expense was approximately $56.8 million and $55.4 million, respectively. The increase was primarily due to a $0.7 million reduction in bond interest expense, a reduction of $1.6 million in interest income and an increase in amortization of deferred financing costs of $0.4 million. Net income was $18.0 million and $11.8 million for the twelve months ended December 31, 1997 and 1996, respectively. This $6.2 million increase was primarily attributable to the increased revenues and decreased operating costs, offset by the increased net interest expense.

Year Ended December 31, 1996 Compared to the Year Ended December 31,
1995

The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of December 31, 1996, the Partnership had approximately $682.2 million of property, plant and equipment consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. For the 3 and 12 months ended December 31, 1996, the Partnership had total operating revenues of approximately $37.1 million and $158.8 million, total operating costs of $20.3 million and $91.6 million, and total net interest expenses of approximately $14.4 million and $55.4 million resulting in net income of $2.4 million and $11.8 million, respectively. Because the Partnership had o nly ten days of operations in 1995, no comparable financial data is available with which to compare operations in 1996 with any corresponding prior period.

Results of Operations

Year Ended December 31, 1997 Compared to the Year Ended December 31,
1996

	For the three months ending December 31, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 100.89% and 93.87%, respectively. For the years ending December 31, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 98.29% and 93.75%, respectively. These increases were primarily attributable to better mechanical operations. This resulted in earning full monthly capacity payments aggregating $28.0 million for the quarter and $112.0 million for the year in 1997 and $28.0 million for the quarter and $111.7 million for the year in 1996. Bonuses aggregated $2.8 million for the quarter and $10.3 million for the year in 1997 and $1.0 million for the quarter and $3.3 million for the year in 1996. These increases were due primarily to a higher Capacity Billing Factor resulting from better plant performance. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During 1997 and 1996, the Fac ility was dispatched by FPL and generated 1,668,959 megawatt-hours and 1,862,439 megawatt-hour, respectively. The monthly average dispatch rate was 67.5% and 77% for the twelve months ended December 31, 1997 and 1996, respectively. The reduced dispatch levels were primarily the result of milder winter weather in 1997.

Year Ended December 31, 1996 Compared to the Year Ended December 31,
1995

	For its first ten days of operation ending December 31, 1995, the Facility achieved an average Capacity Billing Factor of 99.86%. For the three months ending December 31, 1996, the Facility achieved an average Capacity Billing Factor of 93.87%. For its first full year of commercial operation ending December 31, 1996, the Facility achieved an average Capacity Billing Factor of 93.75%. This resulted in earning full monthly capacity payments aggregating $28.0 million for the quarter and $111.7 million for the year and bonuses aggregating $1.0 million for the quarter and $3.3 million for the year. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the year, the Facility was dispatched by FPL and generated 1,862,439 megawatt-hours. The monthly average dispatch rate was 69% and 77% for the fourth quarter of 1996 and the twelve months ended December 31, 1996, respectively.

Liquidity and Capital Resources

	On November 22, 1994, the Partnership and ICL Funding issued first mortgage bonds in an aggregate principal amount of $505 million (the "First Mortgage Bonds"). Of this amount, $236.6 million of the First Mortgage Bonds bear an average interest rate of 9.05% and $268.4 million of the First Mortgage Bonds bear an interest rate of 9.77%. Concurrently with the Partnership's issuance of its First Mortgage Bonds, the Martin County Industrial Development Authority issued $113 million of Industrial Development Refunding Revenue Bonds (Series 1994A) which bear an interest rate of 7.875% (the "1994A Tax Exempt Bonds"). A second series of tax exempt bonds (Series 1994B) in the approximate amount of $12 million, which bear an interest rate of 8.05%, were issued by the Martin County Industrial Development Authority on December 20, 1994 (the "1994B Tax Exempt Bonds" and, together with the 1994A Tax Exempt Bonds, the "1994 Tax Exempt Bonds"). The First Mortgage Bonds and the 1994 Tax Exempt Bonds are hereinafter colle ctively referred to as the "Bonds."

	Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's indebtedness and financing fees and expenses incurred in connection with the development and construction of the Facility and the balance of the proceeds were deposited in various restricted funds that are being administered by an independent disbursement agent pursuant to trust indentures and a disbursement agreement. Funds administered by such disbursement agent are invested in specified investments. These funds together with other funds available to the Partnership were used: (i) to finance completion of construction, testing, and initial operation of the Facility; (ii) to finance construction interest and construction-related contingencies; and (iii) to provide for initial working capital. In 1997, the Partnership used $880,517 of the remaining construction funds for plant betterment projects.

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

	The Partnership's borrowings through 1997 were $770 million, of which the $139 million equity loan was repaid by a $140 million equity contribution on December 26, 1995. As of December 31, 1997, the borrowings included all of the available $125 million of the proceeds of the 1994 Tax Exempt Bonds and all of the available
 First Mortgage Bond proceeds.  Series A-1 of the First Mortgage
 Bonds, in the aggregate principal amount of $4.4 million matured and were repaid on June 15, 1996. Series A-2 of the first Mortgage Bonds, in the aggregate principal amount of $4.4 million, matured and were repaid on December 16, 1996. Series A-3 of the First Mortgage Bonds, in the aggregate principal amount of $4,850,000, matured and were repaid on June 15, 1997. Series A-4 of the First Mortgage Bonds in the aggregate principal amount of $4,851,000, matured and were repaid on December 15, 1997. The weighted average interest rate paid by the Partnership on its debt for the 3 and 12 months ended December 31, 1997, was 9.175% and 9.176%, respectively. The comparable rates were 9.08% and 9.13% for the respective periods in 1996 and 9.82% and 9.57% in 1995 (including the equity loan). Because interest rates on the Bonds are fixed, the Partnership is insulated from risk associated with fluctuating interest rates.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of December 31, 1997, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 1997, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of December 31, 1997, no working capital loans have been made to the Partnership under the working capital loan facility.


Year 2000

	The Partnership is, with the assistance of USOSC, conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has not yet determined which, if any, systems may be affected and, if affected, the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam. USOSC has been asked to develop and, if required, implement a plan to remedy any potential problems prior to the year 2000. Management expects to finalize this plan, if required, and esti mate any potential expenses to implement such plan, in 1998. Management has not yet assessed expenses related to year 2000 compliance or the potential impacts of this matter.



Item 8		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	Index to Financial Statements

														Page
	Report of Independent Public Accountants		     16
	Consolidated Balance Sheets							 17
	Consolidated Statements of Operations				 19
	Consolidated Statements of Changes in
	Partners' Capital									 20
	Consolidated Statements of Cash Flows				 21
	Notes to Consolidated Financial Statements			 22




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Indiantown Cogeneration, L.P.:

	We have audited the accompanying consolidated balance sheets of Indiantown Cogeneration, L.P., (a Delaware limited partnership), as of December 31, 1997 and 1996, and the related consolidated statements of operations for the years ended December 31, 1997 and 1996, and for the period from commercial operation (December 22, 1995) to December 31, 1995, and the related consolidated statements of changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997 and 1996, and for the period from commercial operation (December 22, 1995) to December 31, 1995 and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Washington, D.C. January 15, 1998

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of December 31, 1997 and December 31, 1996
ASSETS						    1997				1996
CURRENT ASSETS:
Cash and cash equivalents	$   3,234,379	   $   344,323
Accounts receivable-trade	   14,483,090		14,859,879
Inventories					   	  337,001		 1,218,356
Prepaid expenses				1,025,372		   560,368
Deposits					      193,357		   193,357
Investments held by Trustee,
including restricted funds
of $2,764,745 and $3,673,116
respectively				   13,009,289		18,750,140
Total current assets		   32,282,488		35,926,423

INVESTMENTS HELD BY TRUSTEE,
     restricted funds		   13,501,000		13,001,000

DEPOSITS						   65,000			60,000

PROPERTY, PLANT & EQUIPMENT:
Land							8,582,363		  8,579,399
Electric and steam generating
facilities					  695,386,424		694,051,333
Less accumulated depreciation (35,504,414)		(20,416,001)
Net property, plant &
equipment					  668,464,373		682,214,731

FUEL RESERVE				    3,140,989		  3,591,713

DEFERRED FINANCING COSTS,
net of accumulated amortization
of $42,173,149 and $41,311,314
respectively       			    18,014,161		 18,875,996

Total assets			     $ 735,468,011	  $	753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of December 31, 1997 and December 31, 1996
LIABILITIES AND
PARTNERS' CAPITAL				   1997				   1996

CURRENT LIABILITIES:
Accounts payable and accrued
liabilities					  $ 10,353,564		 $  8,502,479
Accrued interest				 2,337,078			2,368,950
Current portion - First
Mortgage Bonds					10,265,000		    9,701,000
Current portion lease
payable - railcars				   267,058			  248,460
Total current liabilities		23,222,700		   20,820,889

LONG TERM DEBT:
First Mortgage Bonds		   476,239,000		  486,504,000
Tax Exempt Facility
Revenue Bonds				   125,010,000		  125,010,000
Lease payable - railcars	     4,870,747			5,137,805
Total long term debt		   606,119,747		  616,651,805

Total liabilities			   629,342,447		  637,472,694

PARTNERS' CAPITAL:
Toyan Enterprises				53,062,783		   55,774,642
Palm Power Corporation			10,612,556		   13,943,660
TIFD III-Y, Inc.				42,450,225		   46,478,867
Total partners' capital		   106,125,564		  116,197,169

Total liabilities and partners'
capital						  $735,468,011		 $753,669,863

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Years Ended December 31, 1997 and 1996 and for the Period
from Commercial Operations (December 22, 1995) to December 31, 1995
							   1997			  1996		   1995
Operating Revenues:
Electric capacity and
capacity bonus			  $122,285,655	  $114,982,519	 $3,361,877
Electric energy revenue		40,098,446		43,780,095	  1,202,983
Steam						   133,334			83,333		 --
Total operating revenues   162,517,435	   158,845,947	  4,564,860

Cost of Sales:
Fuel and ash			    43,505,182		46,841,508	  1,253,449
Operating and maintenance	19,600,378		15,035,599	    345,258
Depreciation				15,088,413		19,631,413	    544,674
Total cost of sales			78,193,973		81,508,520	  2,143,381

Gross Profit				84,323,462		77,337,427	  2,421,479

Other Operating Expenses:
General and administrative	 2,830,813		 2,661,431	  	 97,236
Insurance and taxes			 6,705,113		 7,482,925	    222,191
Total other operating
expenses					 9,535,926		10,144,356		319,427

Operating Income 			74,787,536		67,193,071	  2,102,052

Non-Operating Income
(Expense):
Interest expense		   (59,390,569)	   (59,648,059)	 (3,522,739)
Interest income				 2,611,810		 4,245,039	  2,222,859
Net non-operating expense  (56,778,759)	   (55,403,020)	 (1,299,880)

Net Income				   $18,008,777	   $11,790,051	 $  802,172

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L. P.
Consolidated Statements of Changes in Partners' Capital
For the Years Ended December 31, 1997, 1996 and 1995
				   	Toyan Enterprises  Palm Power 	 TIFD III-Y	  TOTAL
				   					   Corporation		INC.
Partners' capital,
December 31, 1994     $       48	  $       12	$      40	$       100
Capital contributions 67,199,952	  16,799,988   55,999,960	139,999,900
Net Income				 385,042		  96,261	  320,869		802,172

Partners' capital,
December 31, 1995	 $67,585,042	 $16,896,261   $56,320,869 $140,802,172
Net income			   5,659,225	   1,414,806	 4,716,020	 11,790,051
Capital distributions(17,469,625)	  (4,367,407)	(14,558,022)(36,395,054)

Partners' capital,
December 31, 1996	 $55,774,642	  $13,943,660	$46,478,867	$116,197,169
Net income (1/1/97
through 9/19/97)	   7,390,612		1,847,654	  6,158,843	  15,397,109
Capital distributions (7,813,463)	   (1,953,365)	 (6,511,218) (16,278,046)

Partners' capital,
September 19, 1997	 $55,351,791	  $13,837,949	 $46,126,492 $115,316,232
Transfer Palm Power
1/6 Interest to Toyan  2,306,325	   (2,306,325)	         --			  --
Net income (9/20/97
through 12/31/97)	   1,305,835		  261,166	   1,044,667    2,611,668
Capital distributions (5,901,168)	   (1,180,234)	  (4,720,934) (11,802,336)

Partners' capital,
December 31, 1997	 $53,062,783	   $10,612,556	  $42,450,225 $106,125,564

The accompanying notes are an integral part of these consolidated statements.
</TABLE.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 1997, 1996 and 1995
							1997			   1996			   1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income			   $18,008,777		  $11,790,051	   $  802,172
Adjustments to
reconcile net income
to net cash	provided
by operating activities:
Depreciation and
amortization		   15,950,248		   20,505,928		  557,264
Decrease (Increase)
in accounts receivable
-trade					  376,789		   (8,053,580)	    (4,608,986)
Decrease (Increase)
in inventories and
fuel reserve			1,332,079		      (20,337)		        --
(Increase) Decrease
in deposits and
prepaid expenses		 (470,004)			1,283,960			    --
Increase (Decrease)
in accounts payable,
accrued liabilities
and accrued interest	1,819,213		  (12,150,315)		 3,319,893
Net cash provided by
operating activities   37,017,102		   13,355,707		    70,343

CASH FLOWS FROM
INVESTING ACTIVITIES:
Cash paid for
construction
in progress			           --		           --	  (167,448,352)
Purchase of property,
plant & equipment		(1,338,055)		   (10,257,989)	             --
Decrease in
investments held
by trustee				 5,240,851			40,001,521		33,218,686
Net cash provided
by (used in) investing
activities				 3,902,796			29,743,532	  (134,229,666)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Payment of debt issuance
and financing costs		        --					--		(5,287,362)
Proceeds from GECC loan			--					--	   139,000,000
Payment of GECC loan			--					--	  (139,000,000)
Decrease in lease
payable-railcars		  (248,460)			  (231,158)				--
Payment of bonds		(9,701,000)			(8,795,000)				--
Capital contributions	        --					--	   139,999,900
Capital distributions  (28,080,382)		   (36,395,054)	            --
Net cash (used in)
provided by financing
activities			   (38,029,842)		   (45,421,212)		134,712,538

INCREASE (DECREASE)
IN CASH AND CASH
EQUIVALENTS				 2,890,056			(2,321,973)		   	553,215
Cash and cash
equivalents, beginning
of year					   344,323			 2,666,296		  2,113,081
Cash and cash
equivalents,
end of year				$3,234,379			$  344,323		 $2,666,296

SUPPLEMENTAL DISCLOSURE
OF INVESTING ACTIVITIES:
Change in construction
in progress				$		--			$		--		 $515,298,762
Amortization of
deferred financing
costs during
construction				    --					--		      863,880
Increase in property,
plant & equipment				--					--		 (692,115,897)
Increase in accounts
receivable						--					--		   (2,197,213)
Increase in inventories
and fuel reserve				--					--		   (4,789,732)
Increase in deposits and
prepaid expenses				--					--		   (1,893,328)
Increase in accounts payable,
accrued liabilities and
accrued interest				--					--		   11,767,753
Increase in lease payable		--					--			5,617,423
Cash paid for construction
in progress				$		--			$		--		$(167,448,352)

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW
INFORMATION:
Cash paid for interest	$ 56,665,646		$ 57,349,533	$  64,443,401

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P. Notes to Consolidated Financial
Statements As of December 31, 1997 and 1996


1. ORGANIZATION AND BUSINESS: Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of U.S. Generating Company LLC ("USGenLLC"), and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner is TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility was designed to produce electricity for sale to Florida Power & Light Company
("FPL") in accordance with the Power Purchase Agreement discussed in
Note 6.  The Facility also supplies steam to Caulkins Indiantown
Citrus Co. ("Caulkins") for its plant located near the Facility in accordance with the Energy Services Agreement discussed in Note 6.

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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises' interests in USGen and USOSC so that PG&E Enterprises through USGenLLC now indirectly owns all of the interests in USGen and USOSC. This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. In addition, on September 19, 1997, Toyan purchased
16.67% of Palm's interest in the Partnership, which represents a 2% ownership interest in the Partnership.

	The net profits and losses of the Partnership are allocated to Toyan, Palm and TIFD (collectively, the "Partners") based on the following ownership percentages:

								From				Until
								September			September
								20, 1997			20, 1997
Toyan							  50%				  48%
Palm							  10%				  12%
TIFD							  40%				  40%

All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines. The Partners contributed, pursuant to an equity commitment agreement, approximately $140,000,000 of equity when commercial operation commenced in December 1995. 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Presentation The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of the Partnership and ICL Funding. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents For the purposes of reporting cash flows, cash equivalents include short-term investments with original maturities of three months or less.

Inventories Coal and lime inventories are stated at the lower of cost or market using the average cost method.

Prepaid Expenses Prepaid expenses of $1,025,372 as of December 31,
	1997, include $750,000 for operation and maintenance funding, $212,986 for insurance costs related to property damage and other general liability policies and $55,466 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Prepaid expenses of $560,368 as of December 31, 1996, include $481,158 for insurance costs related to property damage and other liability policies and $79,210 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Deposits Deposits are stated at cost and include amounts required under certain of the Partnership's agreements as described in
	Note 3. Investments Held by Trustee The investments held by the trustee represent bond and equity proceeds held by a bond trustee/disbursement agent and are carried at cost which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve to be held long term, as required by the financing documents. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $1 million is also held long term (see Note 4). Property, Plant and Equipment Property, plant and equipment, which consist primarily of the Facility, are recorded at actual cost. The Facility is depreciated on a straight-line basis over 35 years. As of January 1, 1997, the Partnership prospectively revised its calculation of depreciation to include a residual value on the Facility approximating 25 percent of the gross Facility costs. This change increased net income for 1997 by approximately $4.5 million.

	Other property, plant and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from 5 to 7 years). Routine maintenance and repairs are charged to expense as incurred.

	In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121, which was adopted by the Partnership as of January 1, 1996, establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. The adoption of this pronouncement did not have an impact on the Partnership's financial condition or results of operations in 1997 or 1996.

Fuel Reserve The fuel reserve, carried at cost, represents an approximate thirty-day supply of coal held for emergency purposes.

Major Maintenance Reserve

	The major maintenance reserve represents an accrual for anticipated expenditures for scheduled significant maintenance of the Facility. The expense is recognized ratably over the maintenance cycle of the related equipment. The major maintenance reserve, was $329,944 and $153,424 at December 31, 1997 and 1996,
respectively and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs Financing costs, consisting primarily of the costs incurred to obtain project financing, are deferred and amortized using the effective interest rate method over the term of the related permanent financing. Income Taxes Under current law, no Federal or state income taxes are paid directly by the Partnership. All items of income and expense of the Partnership are allocable to and reportable by the Partners in their respective income tax returns. Accordingly, no provision is made in the accompanying consolidated financial statements for Federal or state income taxes.

Reclassifications

	Certain 1995 and 1996 balances have been reclassified to conform to the current year presentation.


3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. This amount is included in current assets as of December 31, 1997 and 1996. The landscaping has been completed and the Partnership has applied to Martin County for a return of funds in excess of the required deposit as security for the first year maintenance.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1997 and 1996, estimated present values of this deposit of $65,000 and $60,000, respectively, are included in deposits in the accompanying consolidated balance sheets. The remaining balance is included in deferred financing costs.


4.  BONDS AND NOTES PAYABLE:

First Mortgage Bonds

	The Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the Securities and Exchange Commission. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year and commenced on June 15, 1995. Interest expense related to the First Mortgage Bonds was $46,800,091, $47,456,604 and $47,513,881 in 1997, 1996 and
1995, respectively.



Tax Exempt Facility Revenue Bonds

	The proceeds from the issuance of $113,000,000 of Series 1992A and 1992B Industrial Development Revenue Bonds (the "1992 Bonds") through the Martin County Industrial Development Authority (the "MCIDA") were invested in an investment portfolio with Fidelity Investments Institutional Services Company. On November 22, 1994, the Partnership refunded the 1992 Bonds with proceeds from the issuance of $113,000,000 Series 1994A and of $12,010,000 Series
1994B Tax Exempt Facility Refunding Revenue Bonds which were issued on December 20, 1994 (the Series 1994A Bonds and the Series 1994B Bonds, collectively, the "1994 Tax Exempt Bonds").

	The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York
Trust Company of Florida, N.A.) as trustee (the "Trustee").
Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority
Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December 15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest paid related to the 1994 Tax Exempt Bonds was $9,865,555 for each of the years ended December 31, 1997 and 1996 and $10,939,752 for the year ended December 31, 1995. The Tax Exempt Bonds and the First Mortgage Bonds are equal in seniority.

	Future minimum payments related to outstanding First Mortgage Bonds and 1994 Tax Exempt Bonds at December 31, 1997 are as follows (in thousands).

1998       	  	10,265
1999        	 9,997
2000          	   -0-
2001  		       -0-
2002		       -0-
Thereafter     591,252
Total		 $ 611,514

In 1994, with proceeds from the issuance of the First Mortgage
	Bonds, an equity loan in the amount of $139,000,000 was paid in full and the Partnership and TIFD entered into an Amended and Restated Equity Loan Agreement (the "Equity Loan Agreement") for a maximum loan of $139,000,000 to be drawn at the Partnership's request, incorporating the same terms as the original loan. As of the Commercial Operation Date, the maximum amount of the loan had been drawn and was outstanding. This loan was repaid with an equity contribution on December 26, 1995, as discussed below. The Partnership paid $2,813,357 in interest and $2,561,428 in commitment fees during 1995. No such interest or fees related to this loan were paid in 1997 or 1996.

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to the disbursement agreement among the Partnership, the Trustee and the other lenders and is included in current investments held by trustee in the accompanying consolidated balance sheet as of December 31, 1997 and 1996.

Revolving Credit Agreement

	The Revolving Credit Agreement provides for the availability of funds for the working capital requirements of the Facility. It has a term of seven years from November 1, 1994, subject to extension at the discretion of the banks party thereto. The interest rate is based upon various short-term indices chosen at the Partnership's option and is determined separately for each draw. This credit facility includes commitment fees, to be paid quarterly, of .375 percent on the unborrowed portion. The face amount of the original working capital letter of credit was increased in November 1994 from $10 million to $15 million. Under the original and new working capital credit facilities, the Partnership paid $57,031, $57,187 and $57,031 in commitment fees in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, no draws for working capital had been made to the Partnership under the Revolving Credit Agreement.


FPL Termination Fee Letter of Credit On or before the Commercial
	Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. At the Commercial Operation Date, this letter of credit replaced the completion letter of credit outlined below. The initial amount of $13,000,000 was issued for the first year of operations and increased to $23,000,000 in January of 1997. During 1997, 1996 and 1995 no draws were made on this letter of credit.
	Commitment fees of $572,819 and $509, 395 were paid on this letter of credit in 1997 and 1996, respectively. FPL Completion Letter of Credit At financial closing in October 1992, the Partnership provided to FPL a letter of credit in the amount of $9,000,000 pursuant to the Power Purchase Agreement. This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. The Power Purchase Agreement (see Note 6) requires that the Partnership pay FPL for each day beyond December 1, 1995, that the Facility did not achieve commercial operation. Because the commercial operation date did not occur before December 1, 1995, commencing December 1, 1995 and until December 22, 1995, FPL was entitled to draw on the letter of credit in the amount of $750,000 per calendar month pro-rated for a partial month. In lieu of drawing on the letter of credit, the Partnership paid FPL $508,065 in delay damages on December 22, 1995. Upon issuance of the above FPL Termination Fee Letter of Credit, the FPL Completion Letter of Credit was terminated. Commitment fees of $102,656 were paid on this letter of credit in 1995.

FPL QF Letter of Credit Within 60 days after the Commercial
	Operation Date, the Partnership was required to provide a letter of credit for use in the event of a loss of QF status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The initial amount was $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the Facility's qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts totaling $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the trustee. The balance in this account at December 31, 1997 and 1996, was $1,000,000 and $500,000, respectively, and is included in noncurrent, restricted investments he ld by trustee in the accompanying consolidated balance sheets. Steam Host Letter of Credit At financial closing in October 1992, the Partnership provided Caulkins a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note
	6). This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement (see Note 6), the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit for the amount of damages suffered by Caulkins. As of December 31, 1997, 1996 and 1995, no draws had been made on this letter of credit. Commitment fees of $60,833 were paid relating to this letter of credit in each of 1997, 1996 and 1995. Debt Service Reserve Letter of Credit

	On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax-Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit. As of December 31, 1997, 1996 and 1995, no draws had been made on this letter of credit. Commitment fees of $875,496 and $835,435 were paid on this letter of credit in 1997 and 1996, respectively.


5. PURCHASE AGREEMENTS: Coal Purchase and Transportation Agreement The Partnership entered into a 30-year purchase contract with Lodestar Energy, Inc. (formerly known as Costain Coal, Inc.), commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the Facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

In 1997, the Partnership entered into an arrangement with Lodestar and the coal transporter to compensate the Partnership for reduced FPL revenues when the Facility runs at minimum load during decommit periods. In exchange for the Partnership's continued purchase and transportation of coal during these periods, Lodestar and the coal transporter each pay the Partnership a portion of the foregone FPL revenues.

Lime Purchase Agreement

	On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. for supply of the Facility's lime requirements for the Facility's dry scrubber sulfur dioxide removal system. The initial term of the agreement is 15 years from the Commercial Operation Date and may be extended for successive 5-year periods. The agreement may be canceled by either party after January 1, 2000, upon proper notice. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement.

6. SALES AND SERVICES AGREEMENTS: Power Purchase Agreement On May 21, 1990, the Partnership entered into a Power Purchase Agreement with FPL for sales of the Facility's electric output. As amended, the agreement is effective for a 30-year period, commencing with the Commercial Operation Date. The pricing structure provides for both capacity and energy payments.

	Capacity payments remain relatively stable because the amounts do not vary with dispatch. Price increases are contractually provided. Capacity payments include a bonus or penalty payment if actual capacity is in excess of or below specified levels of available capacity. Energy payments are derived from a contractual formula defined in the agreement based on the actual cost of domestic coal at another FPL plant, St. Johns River Power Park.

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

	The Partnership entered into a construction agreement with Bechtel Power Corporation ("Bechtel Power"), an affiliate of Bechtel Enterprises, for the design, engineering, procurement, construction, start-up and testing of the Facility (the "Construction Contract"). As of December 31, 1997, the total contract value was $440,442,879 including change orders to date. Payments of $440,442,879 have been made to Bechtel Power under the Construction Contract since inception, including $450,000 paid in 1997 as a final settlement for punch list items paid in 1997 for which $900,000 had been retained in 1996.

	Bechtel Power guaranteed that Substantial Completion would occur on or prior to January 21, 1996, the Guaranteed Completion Date. Substantial Completion is achieved when the Facility demonstrates that it has met emissions guarantees and has achieved 88 percent of guaranteed net electrical output during required test periods. A schedule bonus for Substantial Completion prior to the Guaranteed Completion Date is provided in the Construction Contract.
Substantial Completion was declared as of December 22, 1995 and a $6.1 million schedule bonus was paid on April 4, 1996. Performance bonuses of $4.5 million were paid on April 4, 1996, as a portion of the estimate of the total performance bonuses and a final payment of $3.9 million was made on September 17, 1996. Final completion occurred on December 13, 1996.

Management Services Agreement

	The Partnership has a Management Services Agreement with USGen, a California general partnership and a wholly owned indirect subsidiary of USGenLLC, for the day-to-day management and administration of the Partnership's business relating to the Facility. The agreement will continue for a term of 34 years. Compensation to USGen under the agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the Partnership. Amounts incurred under this agreement were $1,981,174, $2,769,570 and $3,176,772 in 1997,
1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership owed USGen $254,433 and $206,916, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Operations and Maintenance Agreement

	The Partnership has an Operation and Maintenance Agreement with USOSC, a California general partnership and a wholly owned indirect subsidiary of USGenLLC, for the operations and maintenance of the Facility for a period of 30 years. Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached, USOSC will pay liquidated damages to the Partnership. Compensation to USOSC under the agreement includes an annual base fee of $1.5 million ($900,000 of which is subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted quarterly by a measure of inflation as defined in the agreement. Payments of $9,708,409, $7 ,210,201 and $9,049,410 were made to USOSC in 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, the Partnership owed USOSC $212,458 and $61,802 respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Consulting Services In 1997, 1996 and 1995 the Partnership paid engineering consulting fees of $0, $10,159 and $13,279, respectively, to Bechtel Generating Company, a wholly-owned subsidiary of Bechtel Enterprises.

Railcar Lease The Partnership entered into a 15 year Car Leasing
	Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $1,017,347, is included in property, plant and equipment at December 31, 1997. Payments of $629,856, including principal and interest, were made in 1997, and the lease obligation of approximately $5,138,000 at December 31, 1997 is reported as a lease payable in the accompanying consolidated balance sheets.

	Future minimum payments related to the Car Leasing Agreement at December 31, 1997, are approximately as follows:

1998	      267,000
1999	      287,000
2000	      309,000
2001	      332,000
2002	      383,000
Thereafter  3,560,000
Total	   $5,138,000

Development Costs

	At the original financial closing in October 1992, the Partnership paid development fees and reimbursed certain costs, totaling $14.8 million to PG&E Enterprises, $3.9 million to Bechtel Enterprises, $11.1 million to GECC and $1.2 million to USGen, related to the development of the Facility.

Distribution to Partners

On June 16 and December 15, 1997, as provided in the Partnership Agreement, Indiantown distributed approximately $16.3 million and approximately $11.8 million, respectively, to the Partners. An additional $3 million of distributable cash was retained for capital projects and is included in cash and cash equivalents as of December 31, 1997, on the accompanying consolidated balance sheet. Funds distributed were from electric and steam revenues collected during the second full year of commercial operations.

8.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

	The following table presents the carrying amounts and estimated fair values of certain of the Partnership's financial instruments at December 31, 1997 and 1996.

Financial Liabilities		 December 31, 1997
						Carrying Amount	  Fair Value
Tax Exempt Bonds		$125,010,000	  $146,016,272
First Mortgage Bonds	$486,504,000	  $590,214,789





Financial Liabilities       December 31, 1996
						Carrying Amount  Fair Value
Tax Exempt Bonds		$125,010,000	 $143,067,534
First Mortgage Bonds	$496,205,000	 $570,178,669




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

Name					   Age				Position
Joseph P. Kearney........  51				Palm Representative
John R. Cooper...........  50				Palm Representative
P. Chrisman Iribe........  46				Toyan Representative
Stephen A. Herman........  54				Toyan Representative
William D. Strittmatter..  41				TIFD Representative
Michael J. Tzougrakis....  56				TIFD Representative

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

	Stephen A. Herman, as Senior Vice President and General Counsel of U.S. Generating Company, oversees all legal services for U.S. Generating Company's projects and activities. Prior to joining U.S. Generating Company, Mr. Herman was a partner for 15 years with the Washington, D.C. law firm of Kirkland & Ellis. Mr. Herman has a
B.S. from the Wharton School of Finance and Commerce at the University of Pennsylvania and an LL.B. from the University of Virginia. He has been an instructor at the University of Chicago
Law School, has served as President of the Federal Energy Bar Association, and is Vice Chair of the Energy Industry Restructuring, Finance, and Mergers & Acquisitions Committee, American Bar Association, Section on Natural Resources, Energy and Environmental Law.

	William D. Strittmatter is a Vice President of GE Capital and Managing Director and Chief Credit Officer of GE Capital Services Structured Finance Group, Inc. ("SFG"). He is responsible for the worldwide credit and risk management function of SFG's project and structured financing activities in the energy, infrastructure and industrial sectors. Mr. Strittmatter joined GE Capital in 1982, and has held various positions in finance, operations and marketing. He received a B.S. degree in business from the Rochester Institute of Technology and earned an M.B.A. from the Harvard Business School.

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

	   Name					Age		         Position
	Joseph Kearney			51			Director, President
	P. Chrisman Iribe		46			Director, Secretary
	Michael J. Tzougrakis	56			Director, Vice President
	John R. Cooper			50			Vice President, Chief
										Financial Officer and
										Principal Accounting
										Officer

Item 11	REMUNERATION OF DIRECTORS AND OFFICERS

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

	Management services for the Partnership are being performed by USGen on a cost-plus basis in addition to the payment of a base fee. Operation and maintenance services for the Partnership will be performed by USOSC on a cost-plus basis. In addition to a base fee, USOSC may earn certain additional fees and bonuses based on specified performance criteria.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

	Partnership interests in the Partnership are held as follows:

			Toyan					50% G.P.
			Palm					10% G.P.
			TIFD					40% L.P.

All of the outstanding shares of common stock of ICL Funding are owned by the Partnership.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Partnership has several material contracts with affiliated entities. These contracts, which include the Construction Contract, the Management Services Agreement, the Operations and Maintenance Agreement and the Railcar Lease, are described elsewhere in this report, most notably in Note 7 to the Partnership's consolidated financial statements.

PART IV

Item 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
		8-K

	a) Documents filed as of this Report						       Page
		(1)	Consolidated financial statements:

			Report of Independent Public Accountants...............		16

			Consolidated Balance Sheets as of
			December 31, 1997 and December 31, 1996 .................	17

			Consolidated Statements of Operations for the years ended
			December 31, 1997 and 1996 and for the Period from Commercial
			Operations (December 22, 1995) to December 31, 1995......	19

			Consolidated Statements of Changes
			in Partners' Capital for the years ended
			December 31, 1997, 1996 and 1995.........................	20

			Consolidated Statements of Cash Flows for the
			years ended December 31, 1997, 1996 and 1995 				21

			Notes to Consolidated Financial
			Statements...............................................	22

		(2)	Consolidated Financial Statement
			Schedules................................................  None

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

10.2.18	Amendment No. 2 to Coal Purchase Agreement, dated as of
April 19, 1995.***

10.2.19	Fourth Amendment to Energy Services Agreement, dated as of
January 30, 1996.****

21	Subsidiaries of Registrant*

27	Financial Data Schedule.  (For electronic filing purposes only.)

99	Copy of Registrants' press release dated January 3, 1996.****


* Incorporated by reference from the Registrant Statement on Form
S-1, as amended, file no.  33-82034 filed by the Registrants with the SEC in July 1994.
** Incorporated by reference from the
quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994. \
*** Incorporated by	reference from the quarterly report on Form 10-Q,
file no. 33-82034 filed by the Registrants with the SEC in May 1995.
**** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996. *****Incorporated by reference from the quarterly report on Form
10-Q file no.  33-82034 filed by the Registrants with the SEC in May
1996.



SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 31, 1998.

								INDIANTOWN COGENERATION, L.P.


Date:  March 31, 1998					/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Senior Vice President

	Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature						Title					Date

/s/ Joseph P. Kearney 		Member of Board of Control,		March 31, 1998
Joseph P. Kearney			   President and Chief
							   Executive Officer

/s/ P. Chrisman Iribe		Member of Board of Control,		March 31, 1998
P. Chrisman Iribe			   Senior Vice President

/s/ John R. Cooper		Chief Financial Officer,			March 31, 1998
John R. Cooper			   Principal Accounting
						   Officer and Senior
						   Vice President

/s/ Stephen A. Herman		Member of Board of Control		March 31, 1998
Stephen A. Herman

/s/ William D. Strittmatter	Member of Board of Control		March 31, 1998
William D. Strittmatter

/s/ Michael Tzougrakis		Member of Board of Control		March 31, 1998
Michael J. Tzougrakis


SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 31, 1998.

									INDIANTOWN COGENERATION
									FUNDING CORPORATION

Date:  March 31, 1998				/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Vice President

	Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature					Title					      Date

/s/ Joseph P. Kearney		Director and President,		March 31, 1998
Joseph P. Kearney

/s/ P. Chrisman Iribe		Director and Secretary,		March 31, 1998
P. Chrisman Iribe

/s/ John R. Cooper			Chief Financial Officer,	March 31, 1998
John R. Cooper				Principal Accounting
						    Officer and Vice President

/s/ Michael J. Tzougrakis	Director and Vice President	March 31, 1998
Michael J. Tzougrakis