Form 10-Q
period 1998-03-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1998-05-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

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



PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	March 31, 1998 (Unaudited) and December 31,
	1997.........................................................1
	Consolidated Statements of Operations for the Three Months Ended March 31, 1998 (Unaudited) and March 31, 1997
	(Unaudited)..................................................3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 (Unaudited) and March 31, 1997
	(Unaudited)..................................................4
	Notes to Consolidated Financial Statements (Unaudited)
	...............................................5
	Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of
	Operations...............................................8

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings......................................................12

Item 5	Other
Information......................................................12

Item 6	Exhibits and Reports on Form
8-K..............................................................13

Signatures.......................................................17


PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of March 31, 1998 and December 31, 1997

ASSETS						   March 31, 	   December 31,
								1998			   1997
							(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	 $3,067,453		   $3,234,379
Accounts receivable-trade	 12,791,463		   14,483,090
Inventories						843,919			  337,001
Prepaids						543,228			1,025,372
Deposits					     83,804			  193,357

Investments held by Trustee, including
restricted funds of $19,353,212
and $2,764,745, respectively 38,805,585		   13,009,289

Total current assets		 57,235,452		   32,282,488

INVESTMENTS HELD BY TRUSTEE,
restricted funds			 13,601,000		   13,501,000

DEPOSITS					     70,000			   65,000

PROPERTY, PLANT & EQUIPMENT:
Land						  8,582,363			8,582,363
Electric and steam
generating facilities		695,664,986		  695,386,424
Less accumulated
depreciation				(39,265,062)	  (35,504,414)
Net property, plant &
equipment					664,982,287		  668,464,373

FUEL RESERVE				  2,259,399			3,140,989

DEFERRED FINANCING COSTS,
net of accumulated amortization
of $42,385,949 and
$42,172,745, respectively	 17,800,957		   18,014,161

	Total assets		  $ 754,849,095		$ 735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of March 31, 1998 and December 31, 1997

LIABILITIES AND PARTNERS' CAPITAL	 March 31,     December 31,
										1998			1997
									(Unaudited)
CURRENT LIABILITIES:
Accounts payable					$   617,186	   $  238,526
Accrued liabilities					  9,603,782		9,785,093
Accrued interest					 16,359,545	    2,337,078
Current portion -
First Mortgage Bonds				 10,265,000	   10,265,000
Current portion lease
payable - railcars						271,921		  267,058
Total current liabilities			 37,117,434	   22,892,755

LONG TERM DEBT:
First Mortgage Bonds				476,239,000	  476,239,000
Tax Exempt Facility Revenue Bonds	125,010,000	  125,010,000
Lease payable - railcars			  4,800,916		4,870,747
Total long term debt				606,049,916	  606,119,747

Reserve-Major Maintenance				375,397		  329,945

Total liabilities					643,542,747	  629,342,447

PARTNERS' CAPITAL:
Toyan Enterprises					 55,653,175	   53,062,783
Palm Power Corporation				 11,130,634	   10,612,556
TIFD III-Y, Inc.				 	 44,522,539	   42,450,225
Total partners' capital				111,306,348	  106,125,564

Total liabilities and partners'
capital							   $754,849,095  $735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three Months Ended March 31, 1998 and March 31, 1997
						Three Months Ended	   Three Months Ended
						  March 31, 1998		 March 31, 1997
							(Unaudited)			  (Unaudited)
Operating Revenues:

Electric capacity and
capacity bonus revenue	 $  30,850,092			$   29,871,287
Electric energy revenue		 6,220,651				 7,567,191
Steam revenue				    72,810					33,333
Total operating revenues	37,143,553				37,471,811

Cost of Sales:
Fuel and ash				 7,297,454				 9,274,323
Operating and maintenance	 4,399,708				 4,136,367
Depreciation				 3,774,640				 3,887,664
Total cost of sales			15,471,802				17,298,354

Gross Profit				21,671,751				20,173,457

Other Operating Expenses:
General and administrative	   677,962				   756,425
Insurance and taxes			  1,687,626				 1,831,834
Total other operating
expenses					  2,365,588				 2,588,259

Operating Income 			 19,306,163			    17,585,198

Non-Operating Income (Expenses):
Interest expense			(14,726,001)		   (14,591,085)
Interest/Other income			600,622				   956,008
Net non-operating expense	(14,125,379)		   (13,635,077)

Net Income				 $    5,180,784			$    3,950,121

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1998 and 1997

								Three Months		Three Months
								  Ended				   Ended
								March 31, 1998		March 31, 1997
								  (Unaudited)		  (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income						 $ 5,180,784		$ 3,950,121
Adjustments to reconcile
net income to net
Cash provided by operating
activities:
Depreciation and amortization	    3,973,852		  3,983,554
Decrease in accounts receivable		1,691,627		  1,720,529
Decrease (Increase) in inventories
and fuel reserves					  374,672		   (372,593)
Decrease in deposits and prepaids	  586,697			498,240
Increase in accounts payable,
accrued liabilities and
Accrued interest				   14,219,816		 12,957,816
Increase in major maintenance
reserve								   45,452			    --
(Decrease) in lease payable 		  (64,968)			(60,444)
Net cash provided by operating
activities						   26,007,932		 22,677,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property,
plant & equipment					 (278,562)		   (794,398)
Increase in investment held
by trustee						  (25,896,296)		(21,505,339)
Net cash used in investing
activities						  (26,174,858)		(22,299,737)

(DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS					 (166,926)			377,486
CASH and CASH EQUIVALENTS,
beginning of year					3,234,379		    344,323
CASH and CASH EQUIVALENTS,
end of period					$	3,067,453		 $	721,809

The accompanying notes are an integral part of these consolidated statements.


Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements
As of March 31, 1998
      (Unaudited)


1. ORGANIZATION AND BUSINESS: Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of u.s. Generating Company, LLC, and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc.("Bechtel Enterprises"). The sole limited partner is TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises' interests in USGen and USOSC so that U.S. Generating Company, LLC now indirectly owns all of the interests in USGen and USOSC. This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. In addition, on September 19, 1997, Toyan purchased
16.67% of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

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


2. FINANCIAL STATEMENTS: The consolidated balance sheet as of March 31, 1998, and the consolidated statements of operations and cash flows for the three months ended on March 31, 1998 and 1997, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

Investments Held by Trustee The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents and is classified as a noncurrent asset on the accompanying balance sheets. All other investments are classified as current assets in the accompanying consolidated balance sheets. In addition, a qualifying facility ("QF") reserve of $1 million is also held long term. Property, Plant and Equipment Property, plant and equipment, which consist primarily of the Facility, are recorded at actual cost. The Facility is depreciated on a straight-line basis over 35 years. As of January 1, 1997, the Partnership prospectively revised its calculation of depreciation to include a residual value on the Facility approximating 25 percent of the gross Facility costs.

Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from five to seven years). Routine maintenance and repairs are charged to expense as incurred.

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 balance outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership and is included in investments held by trustee in the accompanying consolidated balance sheets as of March 31, 1998 and December 31, 1997.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The deposit, net of any refund, is included in current assets at March 31, 1998 and December 31, 1997.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of March 31, 1998 and 1997, the estimated present value of this deposit was $70,000 and $65,000, respectively, and has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR
VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at March 31, 1998. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


						Carrying Amount			Fair Value
Financial Liabilities
Tax-Exempt Bonds	    $ 125,010,000			$ 144,661,413
Taxable Bonds		    $ 486,504,000			$ 597,130,276
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

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 1998, the Partnership had approximately $665 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the three months ended March 31, 1998, the Partnership had total operating revenues of approximately $37.1 million, total operating costs of $17.8 million, and total net interest expenses of approximately $14.1 million resulting in net income of approximately $5.2 million.

	The Partnership has obtained all material environmental permits and approvals required as of March 31, 1998 for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The air construction permit will continue in effect until the Title V permit is issued. A permit is expected within the next year.

Results of Operations

	For the three months ending March 31, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 100.89% and 95.38%, respectively. This resulted in earning monthly capacity payments aggregating $28.1 million and $28.0 million, and bonuses aggregating $2.8 million and $1.9 million for the three months ended March 31, 1998 and 1997, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the three months ended March 31, 1998, the Facility was dispatched by FPL and generated 261,635 megawatt-hours compared with 329,841 megawatt-hours during the same period in 1996. The 68,206 megawatt-hour decrease was due to lower dispatch levels by FPL. The monthly dispatch rate for the first three months of 1998 ranged from 35% to 51%, as compared to a range of 44% to 72% for the corresponding period in 1997.

	Net income for the three months ended March 31, 1998, was approximately $5.2 million compared to the net income of approximately $4.0 million for the corresponding period in the prior year. The $1.2 million increase is primarily attributable to a higher Capacity Billing Factor and the corresponding increases in capacity payments and bonuses.

Electric Revenues (dollars and KWh's in millions)

							For the three months ended
						March 31, 1998			March 31, 1997

Dollars					      37.1 million			    37.5 million
KWhs				    	         261.6			 	      329.8
Average Capacity Billing Factor      100.89%			      95.38%
Average Dispatch Rate		          40.7%				      58.7%
For the three months ended March 31, 1998, the Partnership had total
	operating revenues of approximately $37.1 million as compared to
	$37.5 million for the corresponding period in the prior year.
	The $400,000 decrease in operating revenue is primarily due to a
	$1.35 million decrease in electric revenue resulting from lower
	dispatch by FPL and is offset by a $979,000 increase in electric
	capacity and bonus revenue resulting from higher availability
	levels during the three months ended March 31, 1998.

	Costs of revenues for the three months ended March 31, 1998, were approximately $15.5 million on sales of 261,635 MWhs as compared to $17.3 million on sales of 329,841 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $1.68 million decrease in fuel and ash disposal costs resulting from lower dispatch by FPL offset by $.3 million higher operating and maintenance costs.

	Total other operating expenses for the three months ended March 31, 1998, were approximately $2.37 million, which is comparable to the $2.6 million of total other operating expenses for the corresponding period in the prior year. The $230,000 decrease is due to lower insurance premiums and lower general and administrative costs.

	Net interest expense for the three months ended March 31, 1998, of approximately $14.1 million was comparable to the $14.0 million of net interest expense for the same period in the prior year.


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

	The Partnership's total borrowings from inception through March 1998 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of March 31, 1998, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. Series A-1 of the First Mortgage
Bonds, in the aggregate principal amount of $4,397,000, matured and were repaid on June 15, 1996. Series A-2 of the First Mortgage
Bonds, in the aggregate principal amount of $4,398,000, matured and were repaid on December 15, 1996. Series A-3 of the First Mortgage Bonds, in the aggregate principal amount of $4,850,000, matured and were repaid on June 15, 1997 and Series A-4 of the First Mortgage Bonds, in the aggregate principal amount of $4,851,000, matured and were repaid on December 15, 1997. The weighted average interest rate paid by the Partnership on its debt for the six months ended
March 31, 1998 and 1997, was 9.171% and 9.176%, respectively.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 1998, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 1998, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of March 31, 1998, no working capital loans have been made to the Partnership under the working capital loan facility.

Year 2000

	The Partnership is, with the assistance of USOSC and USGen, conducting a review of its computer systems to identify the systems that could be affected by the new millennium. USOSC and USGen are being aided in this effort by PG&E Corporation. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has not yet determined which, if any, systems may be affected and, if affected, the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam. USOSC has been asked to develop and, if required, implement a plan to remedy any potential problems prior to the year 2000. Management expects to finalize this plan, if required, and estimate any potential expenses to implement such plan, in 1998. Management has not yet assessed expenses related to year 2000 compliance or the potential impacts of this matter.

PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.


Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of March 31, 1998, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within the next year.

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its most recent projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility.
 At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt.
 To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins.
 Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the three months ended March 31, 1998, FPL requested the Partnership to decommit the Facility numerous times and the Partnership has typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K:  None.
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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  May 14, 1998
								____/s/John R. Cooper__________________									John
								John R. Cooper Vice President and Chief
								Financial Officer


								INDIANTOWN COGENERATION FUNDING
								CORPORATION (Co-Registrant)


Date:  May 14, 1998				____/s/John R. Cooper__________________
								John R. Cooper Vice President and
								Chief Financial Officer