Form 10-Q
period 1998-06-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1998-08-14
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

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



PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	June 30, 1998 (Unaudited) and December 31,
	1997.........................................................1
	Consolidated Statements of Operations for the Six Months Ended
	June 30, 1998 (Unaudited) and June 30, 1997
	(Unaudited)...................................................3
	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 1998 (Unaudited) and June 30, 1997
	(Unaudited)....................................................4
	Notes to Consolidated Financial Statements (Unaudited) ........5
	Item 2	Management's Discussion and Analysis of Financial Condition
	and Results of
	Operations...............................................9

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings...................................................14

Item 5	Other
Information...................................................14

Item 6	Exhibits and Reports on Form
8-K............................................................15

Signatures.....................................................18


PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of June 30, 1998 and December 31, 1997

ASSETS								June 30,    December 31,
1997 								1998	       1997
								   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents	      $ 2,398,587	$ 3,234,379
Accounts receivable-trade		   14,531,305	 14,483,090
Inventories						      956,152		337,001
Prepaids							  830,403	  1,025,372
Deposits							   83,804		193,357
Investments held by Trustee,
including restricted funds of
$2,747,315 and $2,764,745,
respectively					    2,538,541	 13,009,289
Total current assets			   21,338,792	 32,282,488

INVESTMENTS HELD BY TRUSTEE,
     restricted funds			   13,766,656	 13,501,000

DEPOSITS							   70,000		 65,000

PROPERTY, PLANT & EQUIPMENT:
Land							    8,582,363	  8,582,363
Electric and steam
generating facilities			  695,830,114   695,386,424
Less accumulated depreciation	  (42,918,006)	(35,504,414)
Net property, plant & equipment	  661,494,471	668,464,373

FUEL RESERVE						2,397,145	  3,140,989

DEFERRED FINANCING COSTS,
net of accumulated amortization
of $42,598,556 and $42,172,745,
respectively					   17,588,350	 18,014,161

Total assets					 $716,655,414  $735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of June 30, 1998 and December 31, 1997

LIABILITIES AND PARTNERS' CAPITAL  June 30, 1998  December 31, 1997
									(Unaudited)
CURRENT LIABILITIES:
Accounts payable				   $  889,931	  $	 238,526
Accrued liabilities				   10,795,943	   9,785,093
Accrued interest					2,319,565	   2,337,078
Current portion - First
Mortgage Bonds					   10,131,000	  10,265,000
Current portion lease payable
- railcars							  276,873		 267,058
Total current liabilities		   24,413,312	  22,892,755

LONG TERM DEBT:
First Mortgage Bonds			  471,241,000	 476,239,000
Tax Exempt Facility
Revenue Bonds					  125,010,000	 125,010,000
Lease payable - railcars		    4,729,812	   4,870,747
Total long term debt			  600,980,812	 606,119,747

Reserve-Major Maintenance		      420,850		 329,945
Total liabilities				  625,814,974	 629,342,447

PARTNERS' CAPITAL:
Toyan Enterprises				   45,420,221	  53,062,783
Palm Power Corporation			    9,084,043	  10,612,556
TIFD III-Y, Inc.				   36,336,176	  42,450,225
Total partners' capital			   90,840,440	 106,125,564

Total liabilities and partners'
		capital					 $716,655,414	$735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Six Months Ended June 30, 1998 and June 30, 1997

							Six Months Ended		Six Months Ended
							 June 30, 1998			 June 30, 1997
Operating Revenues:			 (Unaudited)			 (Unaudited)
Electric capacity and
capacity bonus revenue		 $61,709,982			 $60,637,466
Electric energy revenue		  16,793,931			  15,296,980
Steam revenue					 106,143				  66,667
Total operating revenues	  78,610,056			  76,001,113

Cost of Sales:
Fuel and ash				  17,938,553			  17,720,221
Operating and maintenance	   8,815,208			   7,721,011
Depreciation				   7,548,096			   7,779,838
Total cost of sales			  34,301,857			  33,221,070

Gross Profit				  44,308,199			  42,780,043

Other Operating Expenses:
General and administrative	   1,405,670			   1,377,988
Insurance and taxes			   3,361,234			   3,417,685
Total other operating expenses 4,766,904			   4,795,673

Operating Income 			  39,541,295			  37,984,370

Non-Operating Income
(Expenses):
Interest expense			 (29,604,677)			 (29,168,844)
Interest/Other income		   1,258,258			   1,281,577
Net non-operating expense	 (28,346,419)			 (27,887,267)

Net Income					 $11,194,876			 $10,097,103

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 1998 and 1997
								Six Months	 		Six Months
								 Ended				 Ended
							   June 30, 1998	   June 30, 1997
								(Unaudited)			(Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income					   $11,194,876		   $10,097,103
Adjustments to reconcile
net income to net
Cash provided by
operating activities:
Depreciation and amortization	 7,839,403			 7,971,617
Decrease (Increase) in
accounts receivable				   (48,215)			   609,211
Decrease in
inventories and fuel reserves	   124,693			   479,560
Decrease (Increase) in
deposits and prepaids			   299,522			  (128,697)
Increase in accounts payable,
accrued liabilities and
accrued interest				 1,644,742			    61,574
Increase in major maintenance
reserve							    90,905				88,260
Decrease in lease payable 		  (131,120)			  (121,989)
Net cash provided by
operating activities			21,014,806			19,056,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property,
plant & equipment				  (443,690)			  (957,239)
Decrease in
investment held by trustee		10,205,092			 3,007,638
Net cash used in investing
activities						 9,761,402			 2,050,399

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bonds				(5,132,000)			(4,850,000)
Capital distributions		   (26,480,000)		   (16,278,047)
Net cash provided by
financing activities		   (31,612,000)		   (21,128,047)

CHANGE IN CASH AND CASH
EQUIVALENTS						  (835,792)			   (21,009)
CASH and CASH EQUIVALENTS,
beginning of year				 3,234,379			   344,323
CASH and CASH EQUIVALENTS,
end of period					$2,398,587			$  323,314

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Notes to Consolidated Financial Statements
As of June 30, 1998
      (Unaudited)

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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises' interests in USGen and USOSC so that U.S. Generating Company, LLC now indirectly owns all of the interests in USGen and USOSC. This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. Also on September 19, 1997, Toyan purchased 16.67% of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

Bechtel Generating Company, Inc. ("Bechtel Generating"), a subsidiary of Bechtel Enterprises and the direct owner of Palm, entered into a Purchase Agreement dated as of March 6, 1998, with Cogentrix Energy, Inc. ("Cogentrix") whereby a wholly owned subsidiary Cogentrix will purchase from Bechtel Generating, among other things, 100% of the stock of Palm. Palm holds a 10% interest in the Partnership. The Partnership has been informed that the closing of the Cogentrix sale is expected in September. In addition, Toyan entered into a Purchase Agreement dated as of May 29, 1998, with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT will, through a new partnership ("Newco") with Toyan which would become a new partner in the Partnership, acquire 20% of Toyan's 50% interest in the Partnership, which represents a 10% ownership interest in the Partnership. It is expected that, prior to the PFT transaction, Toyan will convert some of its general partnership interest into a limited partnership interest such that Toyan will hold, after the PFT transaction, only a limited partnership interest in the Partnership. The Partnership has been informed that the closing of the PFT transaction is expected in September.

	The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, Newco (collectively, the
"Partners") based on the following ownership percentages:

	Until September  From September	 With Cogentrix	 With PFT	  With PFT
	20, 1997  		 20, 1997  		 Sale Only		 Transaction  Transaction
														Only	  and Cogen-
														          trix Sale
Toyan  48%			  50%				50%			   30.05%	  30.05%
Palm   12%			  10%				10%*		   10%		  10%*
Newco  -- 			  -- 				-- 			   19.95%**	  19.95%**
TIFD   40%			  40%				40%			   40%		  40%

* Now beneficially owned by Cogentrix.
** PFT's beneficial ownership in the Partnership through Newco is equal to 10%.

The changes in ownership contemplated by the Cogentrix sale and the PFT transaction will be the subject of a self-recertification or application for recertification of Qualifying Facility status to be filed by the Partnership with the Federal Energy Regulatory Commission. The PFT transaction is also subject to a confirmation from each of Standard & Poor's, Moody's and Fitch that the change in control of the Partnership will not in and of itself result in the downgrading of the ratings on the Partnership's First Mortgage Bonds or the Taxable Bonds. Each of the Cogentrix sale and the PFT transaction is also subject to certain other conditions set forth in each of the purchase agreements including, if applicable, any conditions imposed by the Partnership's financing arrangements.

The Partnership is unable to predict the likelihood that either or both of the Cogentrix sale or the PFT transaction will be consummated or, if consummated, whether such closing will occur in accordance with the dates set forth above. The Partnership is, however, not aware of any event or circumstance which currently exists which would prevent the consummation of either transaction.

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


2.  FINANCIAL STATEMENTS:  The consolidated balance sheet as of June
	30, 1998, and the consolidated statements of operations and cash flows for the six months ended on June 30, 1998 and 1997, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998 and 1997.

	The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

Investments Held by Trustee The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and is classified as a noncurrent asset on the accompanying balance sheets. All other investments are classified as current assets in the accompanying consolidated balance sheets. In addition, a qualifying facility ("QF") reserve of $1.3 million is also held long term. Property, Plant and Equipment Property, plant and equipment, which consist primarily of the Facility, are recorded at actual cost. The Facility is depreciated on a straight-line basis over 35 years. As of January 1, 1997, the Partnership prospectively revised its calculation of depreciation to include a residual value on the Facility approximating 25 percent of the gross Facility costs.

Other property and equipment are depreciated on a straight-line basis over the estimated economic or service lives of the respective assets (ranging from five to seven years). Routine maintenance and repairs are charged to expense as incurred.

Equity Contribution Agreement Pursuant to an Equity Contribution
	Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) (the "Trustee"), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 balance outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to a disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership and is included in investments held by trustee in the accompanying consolidated balance sheets as of December 31, 1997. The funds were released and subsequently (on June 15, 1998) distributed in accordance with the Disbursement Agreement.

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The deposit, net of any refund, is included in current assets at June 30, 1998 and December 31, 1997.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of June 30, 1998 and 1997, the estimated present value of this deposit was $70,000 and $65,000, respectively, and has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4. FAIR
VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at June 30, 1998. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Carrying Amount		  Fair Value	   Financial Liabilities
Tax-Exempt Bonds	  $125,010,000	     $145,448,591
Taxable Bonds		  $481,372,000	     $571,779,455

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

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of June 30, 1998, the Partnership had approximately $661.5 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the six months ended June 30, 1998, the Partnership had total operating revenues of approximately $78.6 million, total operating costs of $39.1 million, and total net interest expenses of approximately $28.3 million resulting in net income of approximately $11.2 million.

	The Partnership has obtained all material environmental permits and approvals required as of June 30, 1998 for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The air construction permit will continue in effect until the Title V permit is issued. A permit is expected by the end of this year.


Results of Operations

	For the six months ending June 30, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 101.17% and 96.59%, respectively. This resulted in earning monthly capacity payments aggregating $56.1 million and $55.9 million, and bonuses aggregating $5.6 million and $4.7 million for the six months ended June 30, 1998 and 1997, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the six months ended June 30, 1998, the Facility was dispatched by FPL and generated 707,874 megawatt-hours compared with 650,433 megawatt-hours during the same period in 1997. The 57,441 megawatt-hour increase was due to higher dispatch levels by FPL. The monthly dispatch rate for the first six months of 1998 ranged from 35% to 74%, as compared to a range of 40% to 60% for the corresponding period in 1997.

	Net income for the six months ended June 30, 1998, was approximately $11.2 million compared to the net income of approximately $10.1 million for the corresponding period in the prior year. The $1.1 million increase is primarily attributable to a higher Capacity Billing Factor and the corresponding increases in capacity payments and bonuses.

Electric Energy Revenues (dollars and KWh's in millions)
							For the six months ended
						June 30, 1998			June 30, 1997
Dollars	   		        16.8 million		    15.3 million
KWhs				       707.9			       650.4
Average Capacity
Billing Factor	           101.17%			       96.59%
Average Dispatch Rate		53.6%				   50.2%

	For the six months ended June 30, 1998, the Partnership had total operating revenues of approximately $78.6 million as compared to $76.0 million for the corresponding period in the prior year.
The $2.6 million increase in operating revenue is primarily due to a $1.5 million increase in electric energy revenue resulting from higher dispatch by FPL and by a $1.1 increase in electric capacity and bonus revenue resulting from higher availability levels during the six months ended June 30, 1998.

	Costs of revenues for the six months ended June 30, 1998, were approximately $34.3 million on sales of 707,874 MWhs as compared to $33.2 million on sales of 650,433 MWhs for the corresponding period in the prior year. This increase is largely attributable to an increase in fuel resulting from higher dispatch by FPL and higher operating and maintenance costs for parts and contract labor on the baghouse, additional materials and parts and higher costs for mobile equipment rental.

	Total other operating expenses for the six months ended June 30, 1998, were approximately $4.8 million, which is comparable to the $4.8 million of total other operating expenses for the corresponding period in the prior year.

	Net interest expense for the six months ended June 30, 1998, of approximately $28.3 million was comparable to the $27.9 million of net interest expense for the same period in the prior year. The $.4 million increase is the result of a $.2 million decrease in interest because two more issues have matured offset by a $.6 million increase for railcar interest and deferred financing amortization which were reclassified in December 1997 from fuel and depreciation to interest expense.


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

	The Partnership's total borrowings from inception through June 1998 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of June 30, 1998, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

Series		Aggregate Principal Amount		Date Matured and Paid

A-1			     $4,397,000						June 15, 1996
A-2				  4,398,000						December 15, 1996
A-3				  4,850,000						June 15, 1997
A-4				  4,851,000						December 15, 1997
A-5				  5,132,000						June 15, 1998

The weighted average interest rate paid by the Partnership on its debt for the six months ended June 30, 1998 and 1997, was 9.176% and 9.176%, respectively.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of June 30, 1998, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of June 30, 1998, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of June 30, 1998, three working capital loans had been made to the Partnership under the working capital loan facility. All three working capital loans were repaid.

Year 2000

	The Partnership is, with the assistance of USOSC and USGen, conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam. To date, the Partnership has inventoried ninety-one potentially affected systems, of which forty-eight have been classified as having the highes t priority based upon likelihood and extent of impact. Among these priority systems is the Facility's Distributed Control System ("DCS"), which is the primary computerized control system for the Facility. The manufacturer of the Facility's DCS is Westinghouse Electric Corporation ("Westinghouse"). Westinghouse visited the Facility to determine what remediation would be required for the DCS to be insulated from disruptions due to the year 2000 and installed hardware and software code as required to address the year 2000 issue. Through June 30, 1998, the Partnership spent approximately $52,000 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately $200,000, encompassing remediation and replacement of equipment (including the DCS), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. Of course, this estimate is based solely upon inf ormation currently available to the Partnership and is likely to be revised as more information becomes available.

In addition, the Partnership recognizes that it is dependent upon numerous third parties in the conduct of its business. A significant interruption in services or resources provided by such third parties could have material adverse financial consequences on the Partnership. These third parties include especially those supplying fuel and other operating supplies, as well as FPL and its ability to continue to accept the output of the Facility.
Therefore, the Partnership has sent out 180 inquiries to vendors, suppliers, customers and other businesses seeking information on the status of such companies' equipment and year 2000 remediation efforts. To date, the responses have not identified any year 2000 issues of which the Partnership had been unaware. However, the responses have also not been sufficient to ensure that there will be no impacts on the Partnership as a result of the year 2000 affecting third parties doing business with the Partnership. To the extent that the Partnership is not able to gain su ch adequate assurances, the Partnership anticipates developing contingency plans to mitigate the consequences of potential disruptions. Notwithstanding the Partnership's efforts, management of the Partnership is unable to determine whether or not such disruptions will occur or whether such disruptions, if they do occur, will materially impair the ability of the Partnership to conduct its business.

PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership.


Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of June 30, 1998, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A permit is expected within the next year.

Energy Prices

	On October 1, 1996, FPL filed with the Florida Public Service Commission its projections for its 1996-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement a re not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the six months ended June 30, 1998, FPL requested the Partnership to decommit the Facility numerous times and the Partnership has typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K: The Partnership filed a Report on Form 8-K on July 15, 1998 regarding changes in the ownership of the Partnership.

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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  August 14, 1998			 	__/s/John R. Cooper__________									John
								R. Cooper Vice President and Chief
								Financial Officer


								INDIANTOWN COGENERATION FUNDING
								CORPORATION (Co-Registrant)


Date:  August 14, 1998				__/s/John R. Cooper____________
								John R. Cooper Vice President and Chief
								Financial Officer