Form 10-Q
period 1998-09-30
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1998-11-16
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

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



PART I	FINANCIAL INFORMATION						Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	September 30, 1998 (Unaudited) and December 31,
	1997..................................................1
	Consolidated Statements of Operations for the Nine Months Ended September 30, 1998 (Unaudited) and September 30, 1997
	(Unaudited)...........................................3
	Consolidated Statements of Operations for the Three Months Ended September 30, 1998 (Unaudited) and September 30, 1997
	(Unaudited)........................................4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 (Unaudited) and September 30, 1997
	(Unaudited)...........................................5
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 (Unaudited) and September 30, 1997
	(Unaudited) ......................................  .6
	Notes to
	Consolidated Financial Statements (Unaudited)............7
	Item
	2	Management's Discussion and Analysis of Financial Condition
	and Results of
	Operations..............................................11

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings.................................................16

Item 5	Other
Information.................................................16

Item 6	Exhibits and Reports on Form
8-K.........................................................18

Signatures..................................................21


PART I FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of September 30, 1998 and December 31, 1997

ASSETS				September 30, 1998			 December 31, 1997
						(Unaudited)

CURRENT ASSETS:
Cash and cash
equivalents			$  1,672,051				  $	3,234,379
Accounts receivable
-trade				  13,734,420				   14,483,090
Inventories			   1,070,991					  337,001
Prepaids			     605,715					1,025,372
Deposits				  44,000					  193,357
Investments held by
Trustee, including
restricted funds of
$19,231,205 and
$2,764,745,
respectively		  27,299,567				   13,009,289
Total current assets  44,426,744				   32,282,488

INVESTMENTS HELD
BY TRUSTEE,
restricted funds	  13,769,070				   13,501,000

DEPOSITS				  70,000					   65,000

PROPERTY, PLANT
& EQUIPMENT:
Land				   8,582,363					8,582,363
Electric and steam
generating facilities696,898,380				  695,386,424
Less accumulated
depreciation 		 (46,691,371)				  (35,504,414)
Net property, plant
& equipment			 658,789,372				  668,464,373

FUEL RESERVE		   3,428,403					3,140,989

DEFERRED FINANCING
COSTS, net of
accumulated amortization
of $42,809,979 and
$42,172,755,
respectively		  17,376,937				   18,014,161

Total assets	   $ 737,860,526			    $ 735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of September 30, 1998 and December 31, 1997

LIABILITIES AND
PARTNERS' CAPITAL	September 30, 1998		  December 31, 1997
					  (Unaudited)

CURRENT LIABILITIES:
Accounts payable	 $ 3,617,843			   $   238,526
Accrued liabilities	   8,940,030				 9,785,093
Accrued interest	  16,236,954				 2,337,078
Current portion -
First Mortgage Bonds  10,131,000				10,265,000
Current portion lease
payable - railcars		 281,914				   267,058
Total current
liabilities			  39,207,741				22,892,755

LONG TERM DEBT:
First Mortgage Bonds 471,241,000			   476,239,000
Tax Exempt Facility
Revenue Bonds		 125,010,000			   125,010,000
Lease payable
- railcars			   4,657,415				 4,870,747
Total long term debt 600,908,415			   606,119,747

Reserve-Major
Maintenance			     466,303				   329,945
Total liabilities	 640,582,459			   629,342,447

PARTNERS' CAPITAL:
Toyan Enterprises	  29,232,060				53,062,783
Palm Power Corporation 9,727,806				10,612,556
TIFD III-Y, Inc.	  38,911,227				42,450,225
Indiantown Project
Investment Partnership19,406,974					--
Total partners'
capital				  97,278,067			   106,125,564

Total liabilities
and partners'
capital				$737,860,526			  $735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 1998 and September 30, 1997
							   Nine Months Ended		Nine Months Ended
							  September 30, 1998		September 30, 1997
Operating Revenues:				  (Unaudited)			   (Unaudited)
Electric capacity and
capacity bonus revenue			  $92,577,872			   $91,453,854
Electric energy revenue			   29,188,679				29,168,878
Steam revenue						  139,476				   100,000
Total operating revenues		  121,906,027			   120,722,732

Cost of Sales:
Fuel and ash					   29,563,460				32,212,057
Operating and maintenance		   13,370,864				11,639,412
Depreciation					   11,321,461				11,671,841
Total cost of sales				   54,255,785				55,523,310

Gross Profit					   67,650,242				65,199,422

Other Operating Expenses:
General and administrative			2,538,779				 2,081,092
Insurance and taxes					5,063,310				 5,158,623
Total other operating expenses		7,602,089				 7,239,715

Operating Income 				   60,048,153				57,959,707

Non-Operating Income (Expenses):
Interest expense				  (44,233,638)			   (43,670,510)
Interest/Other income			    1,817,987				 1,882,279
Net non-operating expense		  (42,415,651)			   (41,788,231)

Net Income						  $17,632,502			   $16,171,476

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three Months Ended September 30, 1998 and September 30, 1997
								ThreeMonths Ended	  Three Months Ended
								September 30, 1998	  September 30, 1997
Operating Revenues:				  (Unaudited)			(Unaudited)
Electric capacity and
capacity bonus revenue			$ 30,867,890		  $ 30,816,388
Electric energy revenue			  12,394,748			13,871,898
Steam revenue						  33,333				33,333
Total operating revenues		$ 43,295,971		  $ 44,721,619

Cost of Sales:
Fuel and ash					$ 11,624,907		  $ 14,491,836
Operating and maintenance		   4,555,656			 3,918,401
Depreciation					   3,773,365			 3,892,003
Total cost of sales				$ 19,953,928		  $ 22,302,240

Gross Profit					$ 23,342,043		  $ 22,419,379

Other Operating Expenses:
General and administrative		$  1,133,109		  $    703,104
Insurance and taxes				   1,702,076			 1,740,938
Total other operating expenses	$  2,835,185		  $  2,444,042

Operating Income 				$ 20,506,858		  $ 19,975,337

Non-Operating Income (Expenses):
Interest expense				$(14,628,961)		  $(14,501,666)
Interest/Other income			     559,729			   600,702

Net Income						$  6,437,626		  $  6,074,373

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1998 and 1997
								 Nine Months			Nine Months
								   Ended				  Ended
							  September 30, 1998	 September 30, 1997
								 (Unaudited)			(Unaudited)

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income					  $	17,632,502			  $	16,171,476
Adjustments to reconcile
net income to net
Cash provided by operating
activities:
Depreciation and amortization	11,824,181				11,959,510
Decrease (Increase) in accounts
receivable						   748,670				(1,119,640)
(Increase) Decrease in
inventories and fuel reserves	(1,021,404)				   882,557
Decrease (Increase) in deposits
and prepaids					   564,014				  (899,997)
Increase in accounts payable,
accrued liabilities and
accrued interest				16,434,130				19,716,483
Increase in major
maintenance reserve				   136,358				   132,389
Decrease in lease payable 		  (198,476)				  (184,654)
Net cash provided by operating
activities						46,119,975				46,658,124

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property, plant
& equipment						(1,511,955)				(1,480,224)
Increase in investment
held by trustee				   (14,558,348)			   (24,217,234)
Net cash used in investing
activities					   (16,070,303)			   (25,697,458)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of bonds				(5,132,000)				(4,850,000)
Capital distributions		   (26,480,000)			   (16,278,047)
Net cash used in financing
activities					   (31,612,000)			   (21,128,047)

CHANGE IN CASH AND CASH
EQUIVALENTS						(1,562,328)				  (167,381)

CASH and CASH EQUIVALENTS,
beginning of year				 3,234,379				   344,323

CASH and CASH EQUIVALENTS,
end of period					$1,672,051				 $ 176,942

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 1998 and 1997
   								Three Months			Three Months
								   Ended				   Ended
							 September 30, 1998		  September 30, 1997
								 (Unaudited)			  (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income					   $ 6,437,626				$ 6,074,373
Adjustments to reconcile net
income to net
Cash provided by operating
activities:
Depreciation and amortization	 3,984,778				  3,987,893
Decrease (Increase) in
accounts receivable				   796,886			     (1,728,851)
(Increase) Decrease in
inventories and fuel reserves	(1,146,097)				    402,997
Decrease (Increase) in
deposits and prepaids			   264,492				   (771,300)
Increase in accounts payable,
accrued liabilities and
accrued interest				14,789,388				 19,654,909
Increase in major maintenance
reserve							    45,453					 44,130
Decrease in lease payable 		   (67,356)					(62,665)
Net cash provided by operating
activities					    25,105,170				 27,601,486

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of property, plant
& equipment						(1,068,266)				   (522,986)
Decrease (Increase) in
investment held by trustee	   (24,763,440)			    (27,224,872)
Net cash used in investing
activities					   (25,831,706)				(27,747,858)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Payment of bonds					-	  					 -
Capital distributions				-						 -
Net cash used in financing
activities							-						 -

CHANGE IN CASH AND CASH
EQUIVALENTS						  (726,536)				   (146,372)

CASH and CASH EQUIVALENTS,
beginning of year				 2,398,587				    323,314

CASH and CASH EQUIVALENTS,
end of period					$1,672,051				  $	176,942

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.

Notes to Consolidated Financial Statements As of September 30, 1998
(Unaudited)



1. ORGANIZATION AND BUSINESS: Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Indiantown Project Investment Partnership, L.P., a Delaware limited partnership ("IPILP") and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). The limited partners are TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC") and Toyan Enterprises ("Toyan"), a California corporation and wholly-owned subsidiary of U.S. Generating Company, LLC. Recent changes to the ownership structure of the Partnership are detailed below. During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises, Inc.' interests in USGen and USOSC so that U.S. Generating Company, LLC now indirectly owns all of the interests in USGen and USOSC. This will not affect USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. Also on September 19, 1997, Toyan purchased 16.67% of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

On August 21, 1998, Toyan consummated the transactions contemplated in the Purchase Agreement dated as of May 29, 1998, with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT formed IPILP with Toyan. IPILP became a new general partner in the Partnership by acquiring a 19.95% interest in the Partnership from Toyan. Prior to the PFT transaction, Toyan converted its remaining partnership interest from a general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. Separately, Bechtel Generating Company, Inc. ("Bechtel Generating"), a subsidiary of Bechtel Enterprises, entered into a Purchase Agreement dated as of March 6, 1998, with Cogentrix whereby a wholly owned subsidiary of Cogentrix purchased from Bechtel Generating, on October 20, 1998, among other things, 100% of the stock of Palm. Palm holds a 10% interest in the Partnership. In addition, on October 27, 1998, PFT and Toyan entered into an Asset Purchas e Agreement pursuant to which, upon the satisfaction of certain conditions, Toyan will transfer a portion of its interest in IPILP to PFT such that PFT will own 75.188% of IPILP representing a 15% interest in the Partnership.

	The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, IPILP (collectively, the
"Partners") based on the following ownership percentages:


						From September 	From August	From October
						   20, 1997	      28, 1998	  20, 1998
Toyan						 50%			30.05%		30.05%
Palm						 10%			10%			10%*
IPILP						 -- 			19.95%**	19.95%**
TIFD						 40%			40%			40%
* Now beneficially owned by Cogentrix.  ** PFT's beneficial
ownership in the Partnership through IPILP is equal to 10%;
provided, however, that if the pending sale described above occurs, this interest will be equal to 15%.

The change in ownership as a result of the consummated PFT transaction was the subject of a notice of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998. Another notice of self-recertification will be filed for the pending PFT transaction. The Cogentrix transaction was the subject of a similar filing.

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


2. FINANCIAL STATEMENTS: The consolidated balance sheet as of September 30, 1998, and the consolidated statements of operations and cash flows for the nine months ended on September 30, 1998 and 1997, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1998, and the results of operations and cash flows for the nine months ended September 30, 1998 and 1997.

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

3. DEPOSITS: In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The deposit, net of any refund, is included in current assets at June 30, 1998 and December 31, 1997. The remaining funds were returned in September 1998 when the Partnership submitted a surety bond for the required amount.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 1998 and 1997, the estimated present value of this deposit was $70,000 and $65,000, respectively, and has been included in deposits in the accompanying balance sheets. The remaining balance has been included in property plant, and equipment as part of total construction expenses. 4.
FAIR VALUE OF FINANCIAL INSTRUMENTS The following table presents the carrying amounts and estimated fair values of the Partnership's financial instruments at September 30, 1998. Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair market value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


							Carrying Amount	 	Fair Value
Financial Liabilities
Tax-Exempt Bonds		     $125,010,000		$146,036,145
Taxable Bonds				 $481,372,000		$567,594,191

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

General

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. Since its inception, and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 1998, the Partnership had approximately $659 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 1998, the Partnership had total operating revenues of approximately $121.9 million, total operating costs of $61.9 million, and total net interest expenses of approximately $42.4 million resulting in net income of approximately $17.6 million.

	The Partnership has obtained all material environmental permits and approvals required as of September 30, 1998 for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits. The Partnership timely filed its application for a Title
 V air permit on May 24, 1996. The air construction permit will continue in effect until the Title V permit is issued. A draft permit has been issued by the Florida Department of Environmental Protection. A final permit is expected by the next six months.


Results of Operations

	For the nine months ending September 30, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 101.26% and 97.52%, respectively. This resulted in earning monthly capacity payments aggregating $84.2 million and $83.9 million, and bonuses aggregating $8.4 million and $7.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the nine months ended September 30, 1998, the Facility was dispatched by FPL and generated 1,207,564 megawatt-hours which is comparable to the 1,220,675 megawatt-hours during the same period in 1997. The monthly dispatch rate for the first nine months of 1998 ranged from 35% to 79%, as compared to a range of 40% to 84% for the corresponding period in 1997.

	Net income for the nine months ended September 30, 1998, was approximately $17.6 million compared to the net income of approximately $16.2 million for the corresponding period in the prior year. The $1.4 million increase is primarily attributable to a higher Capacity Billing Factor and the corresponding increases in capacity payments and bonuses.

Electric Energy Revenues

								For the nine months ended
						September 30, 1998		September 30, 1997

Revenues					$29.2 million			$29.2 million
KWhs				      1,207.6			      1,220.7
Average Capacity
Billing Factor	            101.26%			         97.52%
Average Dispatch Rate		 59.0%   		         59.3%

	For the nine months ended September 30, 1998, the Partnership had total operating revenues of approximately $121.9 million as compared to $120.7 million for the corresponding period in the prior year. The $1.2 million increase in operating revenue is primarily due to a $1.1 million increase in electric capacity and bonus revenue resulting from higher availability levels during the nine months ended September 30, 1998.

	Costs of revenues for the nine months ended September 30, 1998, were approximately $54.3 million on sales of 1,207,564 MWhs as compared to $55.5 million on sales of 1,220,675 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $2.6 million decrease in fuel and ash disposal costs resulting from savings on the new ash disposal agreement and a $.35 million decrease in depreciation, offset by $1.76 million higher operating and maintenance costs because of increased costs for parts and contract labor on the baghouse, increased mobile equipment rental and routine maintenance.

	Total other operating expenses for the nine months ended September 30, 1998, were approximately $7.6 million compared to the $7.2 million of total other operating expenses for the corresponding period in the prior year. The $.4 million increase is due to higher general and administrative expenses because of year 2000 costs and additional corporate support in the environmental and safety areas.

	Net interest expense for the nine months ended September 30, 1998, of approximately $42.4 million compared to the $41.8 million of net interest expense for the same period in the prior year. The $.6 million increase was caused by a decrease in interest expense due to the maturity of the Series A-4 and A-5 First Mortgage Bonds offset by railcar interest and deferred financing amortization which were reclassified in December 1997 from fuel and depreciation to interest expense.


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

	The Partnership's total borrowings from inception through September 1998 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 1998, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

Series		Aggregate Principal Amount		Date Matured and Paid

A-1				$4,397,000						June 15, 1996
A-2				  4,398,000						December 15, 1996
A-3				  4,850,000						June 15, 1997
A-4				  4,851,000						December 15, 1997
A-5				  5,132,000						June 15, 1998

The weighted average interest rate paid by the Partnership on its debt for the nine months ended September 30, 1998 and 1997, was 9.176% and 9.175%, respectively.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 1998, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of September 30, 1998, no drawings have been made on the debt service reserve letter of credit.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of September 30, 1998, five working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

Year 2000

	The Partnership is, with the assistance of USOSC and USGen, conducting a review of its computer systems to identify the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam. To date, the Partnership has inventoried ninety-one potentially affected systems, of which forty-eight have been classified as having the highes t priority based upon likelihood and extent of impact. Among these priority systems is the Facility's Distributed Control System ("DCS"), which is the primary computerized control system for the Facility. The manufacturer of the Facility's DCS is Westinghouse Electric Corporation ("Westinghouse"). Westinghouse visited the Facility to determine what remediation would be required for the DCS to be insulated from disruptions due to the year 2000 and installed hardware and software code as required to address the year 2000 issue. On October 17, the Partnership conducted a year 2000 test on the DCS by, among other things, manually resetting the internal calendar to experience the transition from December 31, 1999 to January 1, 2000. The DCS handled this simulated transition with no significant interruptions in power production or ordinary operation. Through September 30, 1998, the Partnership spent approximately $168,622 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately $300,000 (including amounts spent to date), encompassing remediation and replacement of equipment (including the DCS described above), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. Of course, this estimate is based solely upon information currently available to the Partnership and is likely to be revised as more information becomes available.

In addition, the Partnership recognizes that it is dependent upon numerous third parties in the conduct of its business. A significant interruption in services or resources provided by such third parties could have material adverse financial consequences on the Partnership. These third parties include especially those supplying fuel and other operating supplies, as well as FPL and its ability to continue to accept the output of the Facility.
Therefore, the Partnership has sent out 187 inquiries to vendors, suppliers, customers and other businesses seeking information on the status of such companies' equipment and year 2000 remediation efforts. To date, the responses have not identified any year 2000 issues of which the Partnership had been unaware. However, the responses have also not been sufficient to ensure that there will be no impacts on the Partnership as a result of the year 2000 affecting third parties doing business with the Partnership. To the extent that the Partnership is not able to gain su ch adequate assurances, the Partnership anticipates developing contingency plans to mitigate the consequences of potential disruptions.

These contingency plans are also required because, until the year 2000 occurs, no certainty can be assured with respect to test results and third party preparedness. The Partnership's contingency plans will take into account the possibility of multiple system failures, both internal and external, due to the year 2000. These contingency plans will build upon existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that the Partnership is considering for planning purposes include increased frequency and duration of interruptions of the power, computing, financial and communications infrastructure. Due to the speculative nature of contingency planning, it is uncertain whether the Partnership's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on the Partnership's operations due to year 2000 problems.

Notwithstanding the Partnership's efforts, management of the Partnership is unable to determine whether or not, as a result of the year 2000, disruptions will occur or whether such disruptions, if they do occur, will materially impair the ability of the Partnership to conduct its business.


PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

	The Partnership is not currently aware of any pending or threatened litigation that it anticipates would have a material adverse effect on the Partnership. The Partnership has recently been contacted by the local Martin County property appraiser concerning the proper qualification of some its pollution control equipment, which equipment receives reduced valuation for property tax purposes. To the extent that some of the equipment is ultimately deemed to be improperly classified as pollution control equipment, the Partnership would be subject to additional property tax each year. The amount of property at issue is valued at approximately $25 to 31 million, which, if all of it is ultimately deemed not to be pollution control equipment, would lead to approximately $425,000 to $525,000 in additional property tax each year . This matter is currently being reviewed by the Partnership.



Item 5	OTHER INFORMATION


Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of September 30, 1998, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A draft permit has been issued by the Florida Department of Environmental Protection. The Partnership provided comments on the permit and a final permit is expected within six months.

Energy Prices

	In September 1997, FPL filed with the Florida Public Service Commission its projections for its 1997-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement ar e not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the nine months ended September 30, 1998, FPL requested the Partnership to decommit the Facility numerous times and the Partnership has typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Debt Service Reserve Account

	As permitted by the Partnership's financing arrangements, on August 19, 1998, the Partnership requested that the balance in the Debt Service Reserve Account be reduced to the Debt Service Reserve Account Required Balance by reducing the Debt Service Reserve Letter of Credit. After such reduction, the Debt Service Reserve Account will contain the $29,609,840 Debt Service Reserve Letter of Credit and $12,500,000 of cash (available only as a debt service reserve for the Tax Exempt Bonds).

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

	a) Reports on Form 8-K: The Partnership filed Reports on Form 8-K on July 15, 1998, and September 10, 1998, regarding changes in the ownership of the Partnership.

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


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  November 13, 1998 		_________________________
								John R. Cooper
								Vice President and
								Chief Financial Officer


								INDIANTOWN COGENERATION FUNDING
								CORPORATION
								(Co-Registrant)


Date:  November 13, 1998		________________________
								John R. Cooper
								Vice President and
								Chief Financial Officer