Form 10-K/A
period 1997-12-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1999-02-12
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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


	Page 16 of Item 8, Financial Statements and Supplementary Data, of the Indiantown Cogeneration, L.P. Form 10-K which was electronically filed on Tuesday, March 31, 1998 is being amended.
The purpose of this amendment is to include the name and manual signature of the independent auditors as required by Rule 302 of Regulation S-T. Please note that this is the only amendment to the Form 10-K.

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




/s/Arthur Andersen, L.L.P. Arthur Andersen, L.L.P.

Washington, D.C. January 15, 1998


SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on February 12, 1999.

									INDIANTOWN COGENERATION, L.P.


Date:  February 12, 1999		 	/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Senior Vice President


									INDIANTOWN COGENERATION
									FUNDING CORPORATION

Date:  February 12, 1999		 	/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Vice President