Form 10-K
period 1998-12-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1999-03-31
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 30, 1999, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.

Indiantown Cogeneration, L.P. Indiantown Cogeneration Funding
Corporation

					PART I						Page Number

Item 1	Business....................................1
Item 2	Properties..................................7
Item 3	Legal Proceedings...........................7
Item 4	Submission of Matters to a Vote of Security
		Holders.....................................8

					PART II

Item 5	Market for the Registrant's Common Stock and Related
		Security Holder Matters...................  8
Item 6	Selected Financial
		Data......................................  9
Item 7	Management's Discussion and Analysis of Financial Condition
		and Results of Operations................  10

Item 8	Financial Statements and Supplementary
		Data....................................   18
Item 9	Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure......  36

					PART III

Item 10	Directors and Executive
		Officers.................................  37
Item 11	Remuneration of Directors and Officers...  38
Item 12	Security Ownership of Certain Beneficial Owners and
		Management...............................  39
Item 13	Certain Relationships and Related
		Transactions.............................  39

					PART IV

Item 14	Exhibits, Financial Statement
		Schedules and Reports on Form
		8-K......................................  39

Signatures.......................................  44

PART I

Item 1		BUSINESS

The Partnership

	Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners of the Partnership are Indiantown Project
Investment Partnership, L.P. a Delaware limited partnership
("IPILP"), and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). The limited partners are TIFD III-Y,
Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC") and Toyan Enterprises
("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of U.S. Generating Company LLC, hereinafter referred to collectively as the "Partners". Recent changes to the ownership structure of the Partnership are detailed below. During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in ac cordance with the 1994 bond offering discussed in Note 4 to the consolidated financial statements. ICL Funding has no separate operations and has only $100 in assets and capitalization.

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

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises, Inc. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises, Inc.'s interests in USGen and USOSC so that U.S. Generating Company, LLC now indirectly owns all of the interests in USGen and USOSC. This will not affect
USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. Also on September 19, 1997, Toyan purchased 16.67%
of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

On August 21, 1998, Toyan consummated the transactions contemplated in the Purchase Agreement dated as of May 29, 1998, with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT formed IPILP with Toyan. IPILP became a new general partner in the Partnership by acquiring a 19.95% interest in the Partnership from Toyan. Prior to the PFT transaction, Toyan converted its remaining partnership interest from a general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. Separately, Bechtel Generating Company, Inc. ("Bechtel Generating"), a subsidiary of Bechtel Enterprises, Inc., entered into a Purchase Agreement dated as of March 6, 1998, with Cogentrix whereby a wholly owned subsidiary of Cogentrix purchased from Bechtel Generating, on October 20, 1998, among other things, 100% of the stock of Palm. Palm directly holds a 10% interest in the Partnership. In addition, on November 23, 1998, PFT and Toyan consummated t he transaction contemplated in the Purchase Agreement dated October 27, 1998, whereby Toyan transferred a 50% interest in IPILP to PFT such that PFT owns 75.188% of IPILP representing a 15% interest in the Partnership.

The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, IPILP (collectively, the
"Partners") based on the following ownership percentages:

			From September 	 From August		From October
			20, 1997		 21,1998			20,1998

Toyan		  50%			  30.05%			 30.05%
Palm		  10%			  10%				 10%*
IPILP		  --			  19.95%**			 19.95%**
TIFD		  40%			  40%				 40%
* Now beneficially owned by Cogentrix. ** PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

The changes in ownership as a result of the consummated PFT transactions were the subject of notices of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998 and November 16,
1998. The Cogentrix transaction was the subject of a similar filing.

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

	The Partnership began construction of the Facility in October 1992 and was in the development phase through the commencement of commercial operation. The Facility commenced commercial operation under its power purchase agreement (the "Power

Purchase Agreement"
or "PPA") with Florida Power & Light Company ("FPL") on December 22, 1995. The Facility synchronized with the FPL system on June 30, 1995 and the Partnership sold to FPL electricity produced by the Facility during startup and testing. The Partnership's continued existence is dependent on the ability of the Partnership to maintain successful commercial operation under the Power Purchase Agreement. The Partnership has filed a complaint against FPL with respect to the interpretation of a certain provision of the Power Purchase Agreement. Please see "Item 3. Legal Proceedings" below. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value. The Partnership has no assets other t han the Facility, the Facility site, contractual arrangements relating to the Facility (the "Project Contracts") and the stock of ICL Funding.
Certain Project Contracts

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

	During 1997, coal ash produced during operation of the Facility was disposed of pursuant to the Coal Purchase Agreement and back-up disposal arrangements with Chambers Waste Systems, Inc. of Florida ("Chambers"). In 1998, the Partnership entered into agreements with Lodestar and VFL Technology Corporation ("VFL") for ash disposal at alternative sites. These agreements will reduce the cost of ash disposal. The Partnership has been informed that Lodestar, Chambers, and VFL have obtained the permits necessary to receive such coal ash.

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

Competition

	Because the Partnership has a long-term contract to sell electric generating capacity and energy from the Facility to FPL, it does not expect competitive forces to have a significant effect on its business. As discussed under "Energy Prices" below, the cost of power available to FPL from other sources will affect FPL's dispatch of the Facility and, therefore, the amount of electric energy FPL purchases from the Partnership. The Partnership expects that the capacity payments under the Power Purchase Agreement, which are not affected by the level of FPL's dispatch of the Facility, will cover all of the Partnership's fixed costs, including debt service.
                                 4

Energy Prices

In September 1997, FPL filed with the Florida Public Service
 Commission its projections for its 1997-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. The Partnership has filed a complaint against FPL with respect to the interpretation of a provision of the Power Purchase Agreement related to this matter. Please see "Legal Proceedings" below. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the twelve months ended December 31, 1998, FPL requested the Partnership to decommit the Facility numerous times and the Partnership typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

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

Business Strategy and Outlook

	The Partnership's overall business plan is to safely produce clean, reliable energy at competitive prices. The Facility commenced commercial operation on December 22, 1995 and completed its third full year of operation on December 31, 1998.
                                 5

	During 1998, the Facility produced 1,485,008 MW-hr of energy for sale to FPL compared to 1,668,959 MW-hr in 1997. This decrease was due primarily to FPL's reduced dispatch of the Facility. Dispatch of the Facility by FPL averaged approximately 55.58% over the year compared to 67.5% for 1997.

The Facility produced approximately 370 million pounds of steam for sale to Caulkins in 1998 compared to approximately 400 million pounds in 1997 thereby exceeding the minimum requirements to maintain Qualifying Facility status. The 30 million pound decrease in steam deliveries was due primarily to lower production of juice by Caulkins in 1998.

The Facility ended the year with a twelve-month rolling average Capacity Billing Factor of 101.038% in 1998 and 100.89% in 1997.
The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. Cash flows during 1998 were sufficient to fund all operating expenses and debt repayment obligations.

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

	The Partnership anticipates that, barring any unforeseeable adverse events, the results for 1999 will be similar to the results for 1998. Dispatch of the unit by FPL during the summer months is expected to be similar to 1998 levels. Dispatch during the winter is highly dependent on weather and FPL's cost of running its oil and gas fired units. Steam demand from Caulkins in 1999 is expected to be similar to 1998 levels.

	The Facility is planning on four weeks of scheduled outages during 1999 to perform routine inspections and maintenance. The current outage schedule is for a two-week spring outage in May and a two-week fall outage in November.

	The Partnership is not aware of any reason to expect coal pricing during 1999 to substantially differ from 1998 levels.

	In the absence of any major equipment failures, unit availability is expected to be comparable to 1998 levels. If this is achieved, the Capacity Billing Factor and associated capacity bonuses would be similar.

	The Partnership believes that its current financial resources will be adequate to cover operating expenses and debt repayment obligations in 1999.

Governmental Approvals

	The Partnership has obtained all material environmental permits and approvals required, as of the end of 1998, in order to continue commercial operation of the Facility. Certain of such permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The air construction permit will continue in effect until the Title V permit is issued. A permit is expected before the end of May 1999.

Item 2		PROPERTIES

	The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the make-up water pipeline and associated equipment, the Partnership does not own or lease any material properties.


Item 3		LEGAL PROCEEDINGS

Dispute with FPL

	On March 19, 1999, Indiantown Cogeneration, L.P. (the "Partnership") filed a complaint against Florida Power & Light Company ("FPL") in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL since March 10, 1999, in which FPL has purported to exercise its dispatch and control rights under the power sales agreement in a manner which the Partnership believes violates the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct is deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

The complaint alleges that FPL has taken the position that if the Facility is off-line for any reason, then FPL is under no obligation to allow the Facility to reconnect to FPL's system. The complaint asserts, however, that the Partnership specifically and successfully negotiated for a contractual right to operate the Facility at 100 MW ("Minimum Load") in order to enable it to cogenerate sufficient steam to maintain its Qualifying Facility status. While FPL has not disputed that the Partnership may maintain Minimum Load operations if the Facility is delivering power when FPL requests the Partnership to decommit the Facility, the complaint states that FPL has claimed absolute discretion to deny the Partnership permission to reconnect the Facility with FPL's system.

Because the loss of Qualifying Facility status may result in an event of default under the power sales agreement, the Partnership must take action to address this matter.

The complaint asserts causes of action for (i) FPL's breach of the power sales agreement, (ii) FPL's anticipatory repudiation of the power sales agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the power sales agreement. The Partnership seeks (a) a declaratory ruling that FPL's actions constitute a breach of the terms of the power sales agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the power sales agreement, (b) injunctive relief preventing FPL from further violating the power sales agreement, (c) compensatory damages and
(d) other relief as the court may deem appropriate.

Subsequent to the filing of the complaint, FPL reconnected the Facility to FPL's system on Sunday, March, 28, 1999. FPL has until April 14, 1999, to file a responsive pleading to the complaint.

This summary of the Partnership's complaint against FPL is qualified in its entirety by the complaint, which accompanied the Partnership's Current Report on Form 8-K which was filed on March 22, 1999. This summary does not, nor does it purport to, include all of the material statements and claims made in the complaint, and has been provided solely for the reader's convenience. This summary is not intended to be relied upon for any purpose without reference to the complaint.

Property Tax Matter

The Partnership was contacted in 1998 by the local Martin County property appraiser concerning the proper qualification of some its pollution control equipment, which equipment receives reduced valuation for property tax purposes. After review by the Partnership, and discussion directly with the appraiser's office, the Partnership provided the appraiser with all requested information. The appraiser has not taken any further action on this matter.

Item 4		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to a vote of the security holders of the Partnership during 1998.

PART II

Item 5		MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
			SECURITY HOLDER MATTERS

	The Partnership is a Delaware limited partnership wholly owned by Palm, Toyan, TIFD, and IPILP. Beneficial interests in the Partnership are not available to other persons except with the consent of the Partners.

	There is no established public market for ICL Funding's common stock. The 100 shares of $1 par common stock are owned by the Partnership. ICL Funding has not, and does not, intend to pay dividends on the common stock.

Item 6		SELECTED FINANCIAL DATA

	The selected financial data of the Partnership presented below, which consists primarily of certain summary consolidated balance sheet information of the Partnership as of December 31, 1998, 1997, 1996, 1995, and 1994, should be read in conjunction with Item 7 of this report, "Management's Discussion and Analysis of Financial Condition And Results of Operations", and with the Partnership's financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December 21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995.
The financial statements and supplementary data required by this item are presented under Item 8.

The following is a summary of the quarterly results of operations for the years ended December 31, 1995, 1996, 1997 and 1998.

							Three Months Ended (unaudited)
			  March 31	  June 30	September 30  December 31	  Total
								(in thousands)
1995
Operating
revenues		(a)			(a)			(a)		   $4,565		 $4,565
Gross Profit 	(a)			(a)			(a)			2,421		  2,421
Net income		(a)			(a)			(a)			  802			802

1996
Operating
revenues	  $38,767	  $40,384	 $42,571	  $37,124 		$158,846
Gross Profit   20,314  	   18,555	  19,272	   19,197  		  77,338
Net income	    4,005		2,493 	   2,894		2,398		  11,790

1997
Operating
revenues	  $37,879	  $38,936	 $43,907	  $41,795		$162,517
Gross Profit   20,173	   22,607	  22,419	   19,124		  84,323
Net income		3,950		6,147	   6,074		1,837		  18,008

1998
Operating
revenues	  $37,144	  $41,466	 $43,296	  $37,277		$159,183
Gross profit   21,672	   22,636	  23,342	   21,415		  89,065
Net income
before
cumulative
change in
accounting
principle	    5,181		6,014	   6,438		4,541		  21,174
Net income		5,181		6,014	   6,438		3,722		  21,355

(a)	Data not available as Commercial Operations commenced on
 December 22, 1995.

                   Indiantown Cogeneration, L.P.
                         as of December 31,
				1998	   1997	        1996		   1995		   1994

Total Assets  708,139,691  $735,468,011	$753,669,863 $799,451,339 $637,944,198
Long-Term
Debt		  595,835,699	606,119,747	 616,651,805  626,601,265  630,010,000

Total
Liabilities	  616,339,161	629,342,447	 637,472,694  658,649,167  637,944,098

Capital
Distributions  35,680,000	 28,080,382	  36,395,054   		--		   --

Total Partners'
Capital		   91,800,530	106,125,564	 116,197,169  140,802,172  		100

Construction
in Progress	  		--			--			--				--	   515,298,762

Property, Plant
& Equipment,
Net			  654,188,458  668,464,373	 682,214,731  691,588,155 		--

Operating
Revenues 	  159,183,399  162,517,435	 158,845,947    4,564,860		--

Net Income	   21,354,967	18,008,777	  11,790,051	  802,172		--

Item 7		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			CONDITION AND RESULTS OF OPERATIONS

General

Year ended December 31, 1998 Compared to the Year Ended December
31,1997

	The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of December 31, 1998 and 1997 the Partnership had approximately $654.2 million and $668.5 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $14.8 million and start-up costs expensed according to the American Institute of Certified Public Accountant's Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," of $0.8 million, offset by $1.4 million of capital improvements.

	For the three months ended December 31, 1998 and 1997, the Partnership had total operating revenues of approximately $37.3 million and $41.8 million, respectively. This $4.5 million decrease was due primarily to lower dispatch by FPL resulting in decreased energy revenues. For the three months ending December 31, 1998 and 1997, the Partnership had total operating costs of $18.8 million and $25.0 million respectively. This $6.2 million decrease was due primarily to decreased variable costs associated with lower dispatch by FPL and savings from the new ash disposal agreements. Total net interest expense was approximately $14.0 million and $15.0 million for the three months ended December 31,

1998 and 1997, respectively.
This decrease was due primarily to the maturity of Series A-5 of the First Mortgage Bonds on June 15, 1998 and Series A-6 of the First Mortgage Bonds on December 15, 1998. Net income was approximately $3.7 million and $1.8 million for three months ended December 31, 1998 and 1997, respect ively. This increase was due primarily to decreases in operating and maintenance expenses of $2.5 million and net interest expense of $0.4 million offset by increases in depreciation of $0.4 million, year 2000 expenses, taxes of approximately $0.6 million and $0.8 million of start-up costs.

	For the years ended December 31, 1998 and 1997, the Partnership had total operating revenues of $159.2 million and $162.5 million, respectively. This decrease was attributable primarily to decreased energy revenues of $4.5 million offset by increased capacity bonus and capacity revenues of $1.2 million. The increased revenues from capacity is due primarily to a higher Capacity Billing Factor under the PPA resulting from improved plant performance. The lower energy revenues are due primarily to reduced dispatch levels. Total operating costs were $80.6 million and $87.7 million for the years ended December 31, 1998 and 1997, respectively. This decrease was due primarily to a reduction of $7.3 million in fuel and ash costs resulting from lower dispatch by FPL and savings from the new ash disposal agreements, and a decrease of $0.8 million in operations and maintenance expenses offset by increases in support services for operations, environmental and safety initiatives and for year 2000 related costs. For the years ended December 31, 1998 and 1997, the total net interest expense was approximately $56.4 million and $56.8 million, respectively. The decrease was primarily due to a $0.7 million reduction in bond interest expense offset by a reduction in interest income and an increase in working capital loan interest.
Net income was $21.4 million and $18.0 million for the twelve months ended December 31, 1998 and 1997, respectively. This $3.4 million increase was primarily attributable to the decreased revenues of $3.3 million, start-up costs of $0.8 million, offset by a $7.1 million decrease in operating costs and a $0.4 million decrease in net interest expense.

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

For the three months ending December 31, 1997 and 1996, the Partnership had total operating costs of $25.0 million and $20.3 million, respectively. This $4.7 million increase was due primarily to increased variable costs of $2.3 million associated with higher dispatch by FPL and $2.2 million of equipment write-offs. Total net interest expense was approximately $15.0 million and $14.4 million for the three months ended December 31, 1997 and 1996, respectively. This increase was due primarily to the maturity of Series A-3 of the
First Mortgage Bonds on June 15, 1997 offset by lower interest income. Net income was approximately $1.8 million and $2.4 million for the three months ended December 31, 1997 and 1996, respectively. This decrease was due primarily to the increase in net interest expense.

	For the years ended December 31, 1997 and 1996, the Partnership had total operating revenues of $162.5 million and $158.8 million, respectively. This increase was attributable primarily to a $7.0 million increase in the capacity bonus and higher capacity payments of $0.3 million offset by a $3.7 million reduction in energy revenues. The increased revenues from capacity is due primarily to a higher Capacity Billing Factor under the PPA resulting from improved plant performance. The lower energy revenues are due primarily to reduced dispatch levels, especially in the second quarter of 1997. Total operating costs were $87.7 million and $91.6 million for the years ended December 31, 1997 and 1996, respectively. This decrease was due primarily to a reduction of $3.3 million in fuel and ash costs resulting from lower dispatch by FPL, a decrease of $0.8 million in insurance premiums and a decrease of $4.5 million in depreciation (due to a change in estimate), partially offset by an increase of $2.2 million due to equipment write-offs and an increase of $2.4 million due to increases in operations and maintenance expenses. The change in depreciation expense from 1996 to 1997 is not indicative of future trends because it is the result of a change in estimate. The depreciation expense is expected to remain comparable to 1997 levels in future years. For the years ended December 31, 1997 and 1996, the total net interest expense was approximately $56.8 million and $55.4 million, respectively. The increase was primarily due to a $0.7 million reduction in bond interest expense offset by a reduction of $1.6 million in interest income and an increase in amortization of deferred financing costs of $0.4 million. Net income was $18.0 million and $11.8 million for the twelve months ended December 31, 1997 and 1996, respectively. This $6.2 million increase was primarily attributable to the increased revenues and decreased operating costs, offset by the increased net interest expense.

Results of Operations

Year ended December 31, 1998 Compared to the Year Ended December 31,
1997

	For the three months ending December 31, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 101.55% and 100.89% respectively. For the years ending December 31, 1998 and 1997, the Facility achieved an average Capacity Billing Factor of 101.28% and 98.29% respectively. These increases were primarily attributable to better mechanical operations. This resulted in earning full monthly capacity payments aggregating $28.1 million for the quarter and $112.2 million for the year in 1998 and $28.0 million for the quarter and $112.0 million for the year in 1997. Bonuses aggregated $2.8 million for the quarter and $11.2 million for the year in 1998 and $2.8 million for the quarter and $10.3 million for the year in 1997. These increases were due primarily to a higher Capacity Billing Factor resulting from better plant performance. During 1998 and 1997, the Facility was dispatched by FPL and generated 1,485,008 megawatt-hours and 1,668,959 megawatt-hour respectively. The monthly average disp atch rate was 51.6% and 67.5% for the twelve months ended December 31, 1998 and 1997, respectively. The reduced dispatch levels were primarily the result of moderate winter weather.

Year Ended December 31, 1997 Compared to the Year Ended December 31,
1996

	For the three months ending December 31, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 100.89% and 93.87%, respectively. For the years ending December 31, 1997 and 1996, the Facility achieved an average Capacity Billing Factor of 98.29% and 93.75%, respectively. These increases were primarily attributable to better mechanical operations. This resulted in earning full monthly capacity payments aggregating $28.0 million for the quarter and $112.0 million for the year in 1997 and $28.0 million for the quarter and $111.7 million for the year in 1996. Bonuses aggregated $2.8 million for the quarter and $10.3 million for the year in 1997 and $1.0 million for the quarter and $3.3 million for the year in 1996. These increases were due primarily to a higher Capacity Billing Factor resulting from better plant performance. During 1997 and 1996, the Facility was dispatched by FPL and generated 1,668,959 megawatt-hours and 1,862,439 megawatt-hours, respectively. The monthly average dis patch rate was 67.5% and 77% for the twelve months ended December 31, 1997 and 1996, respectively. The reduced dispatch levels were primarily the result of milder winter weather in 1997.

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

	The Partnership's total borrowings from inception through December 1998 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of December 31, 1998, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

Series		Aggregate Principal Amount		Date Matured and Paid

A-1				$4,397,000						June 15, 1996
A-2				 4,398,000						December 15, 1996
A-3				 4,850,000						June 15, 1997
A-4				 4,851,000						December 15, 1997
A-5				 5,132,000						June 15, 1998
A-6				 5,133,000						December 15, 1998

The weighted average interest rate paid by the Partnership on its debt for the years ended December 31, 1998 and 1997, was 9.174% and 9.176% respectively.

	The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of December 31, 1998, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

	The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 1998, no drawings have been made on the debt service reserve letter of credit. On January 11, 1999, in accordance with the Partnership's financi ng documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds.

	In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1,

1994.  This Agreement has a
term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. During 1998, working capital loans were made to the Partnership under the working capital loan facility. All working capital loans were repaid in a timely manner.

Year 2000

The Partnership is, with the assistance of USOSC and USGen, conducting a program of its computer systems to identify, test where necessary, and remediate the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam.

To date, the Partnership has inventoried ninety-one potentially affected systems, of which forty-eight have been classified as having the highest priority based upon likelihood and extent of impact. Among these priority systems is the Facility's Distributed Control System ("DCS"), which is the primary computerized control system for the Facility. The manufacturer of the Facility's DCS is Westinghouse Electric Corporation ("Westinghouse"). Westinghouse visited the Facility to determine what remediation would be required for the DCS to be insulated from disruptions due to the year 2000 and installed hardware and software code as required to address the year 2000 issue. On October 17, 1998, the Partnership conducted a year 2000 test on the DCS by, among other things, manually resetting the internal calendar to experience the transition from December 31, 1999 to January 1, 2000. The DCS handled this simulated transition with no significant interruptions in power production or ordinary operation. Other system s that have been remediated include the HART communicators and the Continuous Emissions Monitoring System. In addition, the Partnership is utilizing a network test environment developed by the Partnership with support from USGen to test other information technology systems. This testing is conducted on an integrated and unit basis. The integrated system test is intended to replicate the Partnership's typical business processes. The unit tests supplement the integrated test to evaluate remaining functions which were not part of the integrated test. The Partnership has either retired or upgraded all of its computer servers and the computer for the Turbine Vibration Analysis System has been replaced. The telephone system was successfully tested.

Through December 31, 1998, the Partnership spent approximately $325,613 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately $403,000 (including amounts spent to date), encompassing remediation and replacement of equipment (including the DCS described above), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. Of course, this estimate is based solely upon information currently available to the Partnership and is likely to be revised as more information becomes available. The Partnership has no employees and has been utilizing employees of USGen provided pursuant to the MSA.

In addition, the Partnership recognizes that it is dependent upon numerous third parties in the conduct of its business. A significant interruption in services or resources provided by such third parties could have material adverse financial consequences on the Partnership. These third parties include those supplying fuel and other operating supplies, as well as FPL and its ability to continue to accept the output of the Facility. Therefore, the Partnership has sent out 187 inquiries to vendors, suppliers, customers and other businesses seeking information on the status of such companies' equipment and year 2000 remediation efforts. The Partnership believes that FPL's preparedness to perform under the PPA is the most important status of any of these parties. The Partnership has sent FPL two inquiries with respect to its year 2000 preparedness but has not yet received a response. The Partnership has also reviewed FPL's internet and securities filings disclosure on this matter. To date, the responses and disclosures have not identified any year 2000 issues of which the Partnership had been unaware. However, the responses and disclosures have also not been sufficient to ensure that there will be no impacts on the Partnership as a result of the year 2000 affecting parties doing business with the Partnership. To the extent that the Partnership is not able to gain such adequate assurances, the Partnership anticipates developing contingency plans to mitigate the consequences of potential disruptions.

These contingency plans are also required because testing, by its nature cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems. In addition, until the year 2000 occurs, no certainty can be assured with respect to external party preparedness. The Partnership's contingency plans will take into account the possibility of multiple system failures, both internal and external, due to the year 2000. These contingency plans will build upon existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that the Partnership is considering for planning purposes include increased frequency and duration of interruptions of the power, computing, financial and communications infrastructure. Due to the speculative nature of conti ngency planning, it is uncertain whether the Partnership's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on the Partnership's operations due to year 2000 problems. The Partnership expects to complete risk assessment and contingency planning in the second quarter of 1999. Based on the Partnership's current schedule for the completion of year 2000 tasks, the Partnership expects

The Partnership is unable to identify a "most reasonably likely worst case scenario". Such identification requires not only identifying a worst case scenario (for example, total failure of the electric transmission grid in Florida), but also identifying its likelihood. The Partnership is not, and does not expect to be, in a position to speculate on such matters.

Notwithstanding the Partnership's efforts, management of the Partnership is unable to determine whether or not, as a result of the year 2000, disruptions will occur or whether such disruptions, if they do occur, will materially impair the ability of the Partnership to conduct its business.

Item 7A	Qualitative and Quantitative Disclosures About Market Risk

The only material market risk to which the Partnership is exposed is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to the opportunity costs of long-term fixed rate obligations in a falling interest rate environment.

	The table below presents principal, interest and related weighted average interest rates by year of maturity.

                             Cash Flows
DEBT (all fixed rate)
				1999   2000	   2001	   2002	   2003	  After  Total	Fair
													   2003			Value

                            In thousands
Tax Exempt Bonds
Principal		$0.0   $0.0	   $0.0	   $0.0	   $0.0	 125,010 $125,010 146,750
Interest		$9,866 $9,865  $9,865  $9,865  9,865 190,482 $239,807
Average Interest
Rate			 7.9%	7.9%	7.9%	7.9%	7.9%   7.9%

First Mortgage Bonds
Principal		$9,997  11,533  11,141  11,460  14,566 417,642 476,239 564,778
Interest	    $45,174 44,276  43,217  42,178  41,045 359,667 575,557
Average Interest
Rate			 9.54%	 9.55%	 9.56%	 9.57%	 9.58%	 9.71%

Item 8		Financial Statements and Supplementary Data

	Index to Financial Statements  						Page
	Report of Independent Public Accountants 			19

	Consolidated Balance Sheets 						20
	Consolidated Statements of Operations 				22
	Consolidated Statements of Changes in
	Partners' Capital 									23
	Consolidated Statements of Cash Flows 				24
	Notes to Consolidated
	Financial Statements 								25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Indiantown Cogeneration, L.P.:

	We have audited the accompanying consolidated balance sheets of Indiantown Cogeneration, L.P., (a Delaware limited partnership) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended
December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As explained in Note 2 to the financial statements, the Partnership changed its method of accounting for costs of start-up activities.


										Arthur Andersen LLP



Washington, D.C. January 19, 1999 (except with respect to the matter discussed in Note 9, as to which the date is March 19, 1999)

                   Indiantown Cogeneration, L.P.
                    Consolidated Balance Sheets
           As of December 31, 1998 and December 31, 1997
ASSETS							   1998				   1997

CURRENT ASSETS:
Cash and cash equivalents		$2,419,089			$3,234,379
Accounts receivable-trade		12,369,594			14,483,090
Inventories						   940,125			   337,001
Prepaid expenses				   736,700			 1,025,372
Deposits						    44,000			   193,357
Investments held by Trustee,
including restricted funds
of $2,718,549 and $2,764,745
respectively					 2,770,774			13,009,289
	Total current assets		19,280,282			32,282,488

INVESTMENTS HELD BY TRUSTEE,
     Restricted funds			14,001,428			13,501,000

DEPOSITS							75,000				65,000

PROPERTY, PLANT & EQUIPMENT:
Land						     8,582,363			 8,582,363
Electric and steam
generating facilities		   695,929,380		   695,386,424
Less: accumulated depreciation (50,323,285)		   (35,504,414)
Net property, plant & equipment654,188,458		   668,464,373

FUEL RESERVE					 3,428,403			 3,140,989

DEFERRED FINANCING COSTS,
net of accumulated amortization
of $43,020,796 and $42,173,149
respectively       				17,166,120			18,014,161

	Total assets			  $708,139,691		  $735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

                   Indiantown Cogeneration, L.P.
                    Consolidated Balance Sheets
           As of December 31, 1998 and December 31, 1997

LIABILITIES AND PARTNERS'
CAPITAL						   1998					   1997

CURRENT LIABILITIES:
Accounts payable and
accrued liabilities			$7,405,610				$10,023,620
Accrued interest			 2,302,048				  2,337,078
Current portion -
First Mortgage Bonds		 9,997,000				 10,265,000
Current portion lease
payable - railcars			   287,048					267,058
 Total current liabilities	19,991,706				 22,892,756

LONG TERM DEBT:
First Mortgage Bonds	   466,242,000				476,239,000
Tax Exempt Facility
Revenue Bonds			   125,010,000				125,010,000
Lease payable - railcars     4,583,699				  4,870,747
	Total long term debt   595,835,699				606,119,747

RESERVE: Major Maintenance	   511,756					329,944
	Total liabilities	   616,339,161				629,342,447

PARTNERS' CAPITAL:
Toyan Enterprises			27,586,061				 53,062,783
Palm Power Corporation		 9,180,052				 10,612,556
TIFD III-Y, Inc.			36,720,212				 42,450,225
Indiantown Project
Investment L.P.				18,314,205				 	--
Total partners' capital		91,800,530				106,125,564

Total liabilities
and partners' capital	  $708,139,691			   $735,468,011

The accompanying notes are an integral part of these consolidated balance sheets.

                   Indiantown Cogeneration, L.P.
               Consolidated Statements of Operations
        For the Years Ended December 31, 1998, 1997 and 1996
						1998			1997			1996
Operating Revenues:

Electric capacity and
capacity bonus			$123,461,237	$122,285,655	$114,982,519
Electric energy revenue	  35,549,353	  40,098,446	  43,780,095
Steam						 172,809		 133,334		  83,333
Total operating revenues 159,183,399	 162,517,435	 158,845,947

Cost of Sales:

Fuel and ash			  36,220,511	  43,505,182	  46,841,508
Operating and maintenance 18,807,227	  19,600,378	  15,035,599
Depreciation			  15,091,155	  15,088,413	  19,631,413
Total cost of sales		  70,118,893	  78,193,973	  81,508,520

Gross Profit			  89,064,506	  84,323,462	  77,337,427

Other Operating Expenses:

General and administrative 3,826,290	   2,830,813	   2,661,431
Insurance and taxes		   6,689,843	   6,705,113	   7,482,925
Total other operating
expenses				  10,516,133	   9,535,926	  10,144,356

Operating Income 		  78,548,373	  74,787,536	  67,193,071

Non-Operating Income (Expense):

Interest expense		 (58,868,345)	 (59,390,569)	 (59,648,059)
Interest income			   2,493,655	   2,611,810	   4,245,039
Net non-operating expense(56,374,690)	 (56,778,759)	 (55,403,020)

Income before cumulative
effect of change in
accounting principle	  22,173,683	  18,008,777	  11,790,051
Cumulative effect of a
change in accounting for
costs of start-up
activities					(818,716)		 --				  --
Net Income				 $21,354,967	 $18,008,777	 $11,790,051

The accompanying notes are an integral part of these consolidated statements.

                   Indiantown Cogeneration, L. P.
      Consolidated Statements of Changes in Partners' Capital
        For the Years Ended December 31, 1998, 1997 and 1996
			   Toyan      Palm Power   TIFD III-Y
			Enterprises	  Corporation     Inc.		IPILP	  Total
Partners'
capital,
December
31, 1995   $ 67,585,042	 $ 16,896,261 $ 56,320,869 	  --   $140,802,172
Net income	  5,659,225		1,414,806	 4,716,020	  --	 11,790,051
Capital
distributions(17,469,625)  (4,367,407) (14,558,022)	  --	(36,395,054)

Partners'
capital,
December
31, 1996	 55,774,642	   13,943,660	46,478,867	  --	116,197,169
Net income
(1/1/97
through
9/19/97)	  7,390,612		1,847,654	 6,158,843	  --	 15,397,109
Capital
distributions
(1/1/97
through
9/19/97)	 (7,813,463)   (1,953,365)	(6,511,218)	  --	(16,278,046)

Partners'
capital,
September 19,
1997		 55,351,791		13,837,949	46,126,492	   --	 115,316,232
Transfer Palm
Power 1/6
Interest to
Toyan		  2,306,325		(2,306,325)		--		   --		  0
Net income
(9/20/97
through
12/31/97)	  1,305,835		   261,166 	 1,044,667	   --	   2,611,668
Capital
distributions
(9/20/97
through
12/31/97)	 (5,901,168)	(1,180,234)	(4,720,934)	   --	 (11,802,336)
Partners'
capital,
December
31, 1997	 53,062,783		10,612,556	42,450,225	   --	 106,125,564
Net Income
(1/1/98
through
8/21/98)	  7,228,833		 1,445,767	 5,783,066     --	  14,457,666
Capital
Distributions
(1/1/98
through
8/21/98)	(13,240,000)    (2,648,000)(10,592,000)	   --	 (26,480,000)
Partners'
capital		 47,051,616		 9,410,322	37,641,292	   --	  94,103,230
August 21,
1998
Transfer
Toyan 19.95%
interest to
IPILP		(18,773,594)		   --	    --      18,773,594	   --
Net Income
(8/22/98
through
12/31/98)	  2,072,639		    689,730	  2,758,920	 1,376,011 6,897,300
Capital
Distributions
(8/22/98
through
12/31/98)	 (2,764,600)	   (920,000) (3,680,000)(1,835,400)(9,200,000)

Partners'
Capital
December
31, 1998	$27,586,061		 $9,180,052	$36,720,212	$18,314,205	$91,800,530

The accompanying notes are an integral part of these consolidated statements.

                   Indiantown Cogeneration, L.P.
               Consolidated Statements of Cash Flows
        For the Years Ended December 31, 1998, 1997 and 1996

     						1998			1997			1996
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income				$21,354,967		$18,008,777	   $11,790,051
Adjustments to reconcile
net income to net cash
provided by operating
activities:
Cumulative effect of a
change in accounting
principle					818,716			 --				--
Depreciation and
amortization			 15,666,912		  15,950,248	20,505,928
(Increase)  Decrease in
accounts receivable-trade 2,113,496		     376,789	(8,053,580)
(Increase)  Decrease in
inventories and fuel
reserve					   (890,538)	   1,332,079	   (20,337)
Decrease (Increase) in
deposits and prepaid
expenses				    428,029		    (470,004)	 1,283,960
Increase (Decrease) in
accounts payable, accrued
liabilities, accrued
interest and major
maintenance reserve		 (2,471,228)	   1,819,213	(12,150,315)

Net cash provided by
operating activities	 37,020,354		  37,017,102	 13,355,707

CASH FLOWS FROM
INVESTING ACTIVITIES:

Purchase of property,
plant & equipment		 (1,361,673)	  (1,338,055)	(10,257,989)
Decrease in investments
held by trustee			  9,738,087		   5,240,851	 40,001,521

Net cash provided by
investing activities	  8,376,414		   3,902,796	 29,743,532

CASH FLOWS FROM
FINANCING ACTIVITIES:

Decrease in lease
payable-railcars		   (267,058)		(248,460)	   (231,158)
Payment of bonds	    (10,265,000)	  (9,701,000)    (8,795,000)
Capital distributions	(35,680,000)	 (28,080,382)	(36,395,054)
Net cash used in
financing activities	(46,212,058)	 (38,029,842)	(45,421,212)

INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS				   (815,290)	   2,890,056	 (2,321,973)
Cash and cash equivalents,
beginning of year		  3,234,379		     344,323	  2,666,296
Cash and cash equivalents,
end of year				 $2,419,089		  $3,234,379	   $344,323

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid for interest	$55,879,716		 $56,665,646	$57,349,533

The accompanying notes are an integral part of these consolidated statements.

                   Indiantown Cogeneration, L.P.
             Notes to Consolidated Financial Statements
                  As of December 31, 1998 and 1997


1.  ORGANIZATION AND BUSINESS:
	Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Indiantown Project Investment Partnership, L.P.
a Delaware limited partnership ("IPILP"), and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). The limited partners are TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC") and
Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of U.S. Generating Company LLC ("USGen LLC"). The general and limited partners are hereinafter collectively referred to as the "Partners." Recent changes to the ownership structure of the Partnership are detailed below. During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

	The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility was designed to produce electricity for sale to Florida Power & Light Company
("FPL") and also to supply steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility.

	The Partnership is managed by U.S. Generating Company ("USGen") pursuant to a Management Services Agreement (the "MSA"). The
Facility is operated by U.S. Operating Services Company ("USOSC") pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). USGen and USOSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel
Enterprises, Inc. On September 19, 1997, USGen and USOSC each separately redeemed Bechtel Enterprises, Inc.'s interests in USGen and USOSC so that U.S. Generating Company, LLC now indirectly owns all of the interests in USGen and USOSC. This will not affect
USGen's obligations under the MSA or USOSC's obligations under the O&M Agreement. Also, on September 19, 1997, Toyan purchased 16.67%
of Palm's interest in the Partnership, which represents a 2% ownership interest in the Partnership.

	On August 21, 1998, Toyan consummated the transactions contemplated in the Purchase Agreement dated as of May 29, 1998, with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT formed IPILP with Toyan. IPILP became a new general partner in the Partnership by acquiring a 19.95% interest in the Partnership from Toyan. Prior to the PFT transaction, Toyan converted its remaining partnership interest from a general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. Separately, Bechtel Generating Company, Inc. ("Bechtel Generating"), a subsidiary of Bechtel Enterprises, entered into a Purchase Agreement dated as March 6, 1998, with Cogentrix whereby a wholly owned subsidiary of Cogentrix purchased from Bechtel Generating, on October 20, 1998, among other things, 100% of the stock of Palm. Palm holds a 10% interest in the Partnership. In addition, on October 27, 1998, PFT and Toyan entered into an Asset Purcha se Agreement pursuant to which, Toyan transferred, on November 23, 1998, a portion of its interest in IPILP to PFT such that PFT will own 75.188% of IPILP representing a 15% interest in the Partnership.

The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD, and IPILP (collectively, the "Partners") based on the following ownership percentages:

			From September 20, 1997 		From August 21, 1998
Toyan 				50% 						30.05%
Palm 				10% 						10%
IPILP 			   ---- 						19.95%**
TIFD 				40% 						40%

*Now beneficially owned by Cogentrix. **PFT's beneficial ownership in the Partnership through IPILP was equal to 10% on August 21, 1998, and as of November 23, 1998, is equal to 15%.

	The changes in ownership as a result of the consummated PFT transactions were the subject of notices of self-rectification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998 and November 16, 1998. The Cogentrix transaction was the subject of a similar filing.

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

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
 Basis of Presentation
 The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The accompanying consolidated financial statements include the accounts of the Partnership and ICL Funding. All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents
	For the purposes of reporting cash flows, cash equivalents include short-term investments with original maturities of three months or less.

Inventories
	Coal and lime inventories are stated at the lower of cost or market using the average cost method.

Prepaid Expenses
	Prepaid expenses of $736,700 as of December 31, 1998, include $500,000 for operation and maintenance funding, $167,634 for insurance costs related to property damage and other general liability policies and $69,066 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Prepaid expenses of $1,025,372 as of December 31, 1997, include $750,000 for operations and maintenance funding, $212,986 for insurance costs related to property damage and other liability policies and $62,386 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

Deposits
	Deposits are stated at cost and include amounts required under certain of the Partnership's agreements as described in Note 3.

Investments Held by Trustee
	The investments held by the trustee represent bond and equity proceeds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of approximately $1.5 million is also held and included as long term assets in the accompanying balance sheet at December 31, 1998 (see
Note 4).

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

Fuel Reserve
	The fuel reserve, carried at cost, represents at December 31, 1998, an approximate thirty-day supply of coal held for emergency purposes. In 1999, this reserve is being reduced by using the fuel in current production. The reserve now represents approximately a twenty-day supply.

Major Maintenance Reserve

	The major maintenance reserve represents an accrual for anticipated expenditures for scheduled significant maintenance of the Facility. The expense is recognized ratably over the maintenance cycle of the related equipment. The major maintenance reserve, was $511,756 and $329,944 at December 31, 1998 and 1997,
respectively and is included in the accompanying consolidated balance sheets.

Deferred Financing Costs
	Financing costs, consisting primarily of the costs incurred to obtain project financing, are deferred and amortized using the effective interest method over the term of the related permanent financing.

Income Taxes
	Under current law, no Federal or state income taxes are paid directly by the Partnership. All items of income and expense of the Partnership are allocable to and reportable by the Partners in their respective income tax returns. Accordingly, no provision is made in the accompanying consolidated financial statements for Federal or state income taxes.

New Accounting Pronouncement

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. In the period of adoption, start-up costs previously capitalized are to be expensed and reflected as a cumulative effect of change in accounting principle. The Partnership adopted SOP 98-5 for 1998, with an income statement impact of $818,716.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction. At December 31, 1998, the Partnership had not entered into any derivative instruments. The Partnership has also entered into certain other contracts which may meet the definition of derivative instruments under SFAS
133. The Partnership is assessing the potential impact of adoption. SFAS 133 is effective for the Partnership beginning January 1, 2000.


Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.


3.  DEPOSITS:
	In 1991, in accordance with a contract between the Partnership and Martin County, the Partnership provided Martin County with a security deposit in the amount of $149,357 to secure installation and maintenance of required landscaping materials. In January 1998, the Partnership received a refund of funds in excess of the required deposit as security for the first year maintenance as set forth in the contract between the Partnership and Martin County. The remaining deposit in the amount of $39,804 was included in current assets in the consolidated balance sheet as of December 31, 1997. These funds were returned in September 1998 when the Partnership submitted a surety bond for the refund amount.

	In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 1998 and 1997, estimated present values of this deposit of $75,000 and $65,000, respectively, are included in deposits in the accompanying consolidated balance sheets.


4.	BONDS AND NOTES PAYABLE:
First Mortgage Bonds

	The Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the Securities and Exchange Commission. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year. Interest expense related to the First Mortgage Bonds was $46,014,161, $46,800,091, and $47,456,604 in 1998, 1997, and 1996, respectively.

In November 1998, the Partnership and ICL Funding entered into a second Supplemental Indenture, which included a detail of the payment schedule of the First Mortgage Bonds.


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

	The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York
Trust Company of Florida, N.A.) as trustee (the "Trustee").
Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority
Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December 15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest expense related to the 1994 Tax Exempt Bonds was $9,865,555 for each of the years ended December 31, 1998, 1997 and 1996. The 1994 Tax Exempt Bonds and the First Mortgage
Bonds are equal in seniority.

Future minimum payments related to outstanding First Mortgage Bonds and 1994 Tax Exempt Bonds at December 31, 1998 are as follows (in thousands):

1999		 $   9,997
2000		    11,533
2001		    11,141
2002			11,460
2003			14,566
Thereafter	   542,552
Total		  $601,249

Equity Contribution Agreement
	Pursuant to an Equity Contribution Agreement, dated as of November 1, 1994, between TIFD and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.), the Partners contributed approximately $140,000,000 of equity on December 26, 1995. Proceeds were used to repay the $139,000,000 outstanding under the Equity Loan Agreement. The remaining $1,000,000 was deposited with the Trustee according to the disbursement agreement among the Partnership, the Trustee and the other lenders to the Partnership and is included in current investments held by trustee in the accompanying consolidated balance sheets as of December 31, 1997. The funds were distributed on June 15, 1998, in accordance with the Disbursement Agreement.

Revolving Credit Agreement

	The Revolving Credit Agreement provides for the availability of funds for the working capital requirements of the Facility. It has a term of seven years from November 1, 1994, subject to extension at the discretion of the bank party thereto. The interest rate is based upon various short-term indices chosen at the Partnership's option and is determined separately for each draw. This credit facility includes commitment fees, to be paid quarterly, of .375 percent on the unborrowed portion. The face amount of the original working capital letter of credit was increased in November 1994 from $10 million to $15 million. Under the original and new working capital credit facilities, the Partnership paid $54,274, $57,031, and $57,187 in commitment fees in 1998, 1997 and 1996, respectively. At December 31, 1997, no draws for working capital had been made to the Partnership under the Revolving Credit
 Agreement. One working capital loan was made in May and two in June of 1998. They were repaid in July of 1998. Another working capital loan was made in November 1998 and was repaid in December 1998.


FPL Termination Fee Letter of Credit On or before the Commercial
	Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. At the Commercial Operation Date, this letter of credit replaced the completion letter of credit outlined below. The initial amount of $13,000,000 was issued for the first year of operations and increased to $32,000,000 in January of 1998. During 1998, 1997 and 1996 no draws were made on this letter of credit.
	Commitment fees of $643,076, $572,819 and $509,395, were paid on this letter of credit in 1998, 1997 and 1996, respectively.

FPL QF Letter of Credit
	Within 60 days after the Commercial Operation Date, the Partnership was required to provide a letter of credit for use in the event of a loss of QF status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The initial amount was $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to the terms of the

Letter of Credit and
Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the Facility's qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts totaling $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the trustee. The balance in this account at December 31, 1998 and 1997, was $1,500,000 and $1,000,000, respectively, and is included in noncurrent restricted investments h eld by trustee in the accompanying consolidated balance sheets.

Steam Host Letter of Credit
	At financial closing in October 1992, the Partnership provided Caulkins a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note 6). This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement, the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit for the amount of damages suffered by Caulkins. As of December 31, 1998, 1997 and 1996, no draws had been made on this letter of credit. Commitment fees of $60,833 were paid relating to this letter of credit in each of 1998, 1997 and 1996. Debt Service Reserve Letter of Credit

	On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit. As of December 31, 1998 and 1997, no draws had been made on this letter of credit. Commitment fees of $877,901, $875,496 and $835,435 were paid on this letter of credit in 1998, 1997 and 1996, respectively.
In 1999, the Debt Service Re serve Letter of Credit was reduced.
See Note 9.


5. PURCHASE AGREEMENTS: Coal Purchase and Transportation Agreement The Partnership entered into a 30-year purchase contract with Lodestar Energy, Inc. (formerly known as Costain Coal, Inc.) ("Lodestar"), commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the Facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

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

On June 8, 1998, the Partnership entered into a 3-year agreement with Lodestar which established an arrangement for the disposal of ash at alternative locations. On June 8, 1998, the Partnership also entered an agreement with VFL Technology Corporation for the disposal of ash.

Lime Purchase Agreement

	On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. for supply of the Facility's lime requirements for the Facility's dry scrubber sulfur dioxide removal system. The initial term of the agreement is 15 years from the Commercial Operation Date and may be extended for successive 5-year periods. Either party may cancel the agreement after January 1, 2000, upon proper notice. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement.

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

Energy Services Agreement On September 30, 1992, the Partnership entered into an energy services agreement with Caulkins. Commencing on the Commercial Operation Date and continuing throughout the 15-year term of the agreement, Caulkins is required to purchase the lesser of 525 million pounds of steam per year or the minimum quantity of steam per year necessary for the Facility to maintain its status as a Qualifying Facility under PURPA. The Facility declared Commercial Operation with Caulkins on March 1, 1996.

7.  RELATED PARTY TRANSACTIONS:  Construction Contract

	The Partnership entered into a construction agreement with Bechtel Power Corporation ("Bechtel Power"), an affiliate of Bechtel Enterprises, for the design, engineering, procurement, construction, start-up and testing of the Facility (the "Construction Contract"). As of December 31, 1998, the total contract value was $440,442,879 including change orders to date. Payments of $440,442,879 have been made to Bechtel Power under the Construction Contract since inception. $900,000 had been retained in 1996 for punch list items. In 1997, a final settlement of $450,000 was paid for these items.

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

Management Services Agreement

	The Partnership has an MSA with USGen, a California general partnership and a wholly owned indirect subsidiary of USGen LLC, for the day-to-day management and administration of the Partnership's business relating to the Facility. The agreement has a term of 34 years. Compensation to USGen under the agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the Partnership. Payments of $2,800,644, $1,981,174, and $2,769,570 in 1998, 1997 and 1996, were made to
USGen respectively. At December 31, 1998 and 1997, the Partnership owed USGen $420,605 and $254,433, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Operations and Maintenance Agreement

	The Partnership has an Operation and Maintenance Agreement with USOSC, a California general partnership and a wholly owned indirect subsidiary of USGen LLC, for the operations and maintenance of the Facility for a period of 30 years. Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached, USOSC will pay liquidated damages to the Partnership. Compensation to USOSC under the agreement includes an annual base fee of $1.5 million ($900,000 of which is subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted quarterly by a measure of inflation as defined in the agreement. Payments of $9,605,917, $ 9,708,409, and $7,210,201 were made to USOSC in 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, the Partnership owed USOSC $646,888 and $212,458, respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Consulting Services In 1996 the Partnership paid engineering consulting fees of $10,159, to Bechtel Generating Company, a wholly owned subsidiary of Bechtel Enterprises. No engineering consulting fees were paid in 1998 or 1997.

Railcar Lease The Partnership entered into a 15 year Car Leasing
	Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $1,400,905 is included in property, plant and equipment at December 31, 1998. Payments of $629,856, including principal and interest, were made in 1998, 1997 and 1996 and the lease obligation of approximately $4,870,747 and $5,137,805 at December 31, 1998 and 1997, is reported as a lease payable in the accompanying consolidated balance sheets.

	Future minimum payments related to the Car Leasing Agreement at December 31, 1998 are approximately as follows:

1999 		   $287,048
2000  			308,533
2001  			331,628
2002  			356,450
2003  			383,131
Thereafter 	  3,203,957
Total 		 $4,870,747

Distribution to Partners

On June 15 and December 15, 1998, as provided in the Partnership Agreement, the Partnership distributed approximately $26.5 million and $9.2 million, respectively, to the Partners. An additional $0.8 million of distributable cash was retained for capital projects and is included in cash and cash equivalents as of December 31, 1998, on the accompanying consolidated balance sheet.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

	The following table presents the carrying amounts and estimated fair values of certain of the Partnership's financial instruments at December 31, 1998 and 1997.


Financial Liabilities 	December 31, 1998
						Carrying Amount	   		Fair Value
1994 Tax Exempt Bonds 	$125,010,000 			$146,749,907
First Mortgage Bonds	$476,239,000 			$564,777,850


Financial Liabilities 	December 31, 1997
						Carrying Amount			Fair Value
1994 Tax Exempt Bonds 	$125,010,000 			$146,016,272
First Mortgage Bonds	$486,504,000 			$590,214,789

	For the 1994 Tax Exempt Bonds and First Mortgage Bonds, the fair values of the Partnership's bonds payable are estimated based on the stated rates of the 1994 Tax Exempt Bonds and First Mortgage Bonds and current market interest rates.

	The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, deposits, investments held by trustee, accounts payable, accrued liabilities and accrued interest approximate fair value because of the short maturities of these instruments.

9.  SUBSEQUENT EVENTS On January 11, 1999, pursuant to the
	Disbursement Agreement, the Debt Service Reserve Letter of Credit was reduced to approximately $30 million.

	On March 19, 1999, Indiantown Cogeneration, L.P. (the "Partnership") filed a complaint against Florida Power & Light Company ("FPL") in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL since March 10, 1999, in which FPL has purported to exercise its dispatch and control rights under the power sales agreement in a manner which the Partnership believes violates the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct is deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978. Although the Partnership intends to vigorously pursue this matter, the outcome of this action is uncertain at this time.

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

Name 									  Age Position
Thomas J. Bonner.......  				   44 Palm Representative
Thomas F. Schwartz ............		 	   37 Palm Representative
P. Chrisman Iribe..................        47 IPILP Representative
Stephen A. Herman..............  	       55 IPILP	Representative
William D. Strittmatter.........  	       42 TIFD  Representative
Michael J. Tzougrakis...........  	       57 TIFD	Representative


	Thomas J. Bonner is Vice President - Asset Management for Cogentrix Energy, Inc. and has been with Cogentrix since 1987.
Prior to joining Cogentrix Energy, Inc., Mr. Bonner spent five years as a utilities manager in an integrated fiber and chemical production facility. Mr. Bonner holds a B.S. from the U.S. Naval Academy, and an M.B.A. from Old Dominion University.

	Thomas F. Schwartz is Senior Vice President - Finance and Treasurer of Cogentrix Energy, Inc. He is responsible for the areas of corporate finance and tax planning. Mr. Schwartz joined Cogentrix Energy, Inc. in 1991, and has held various positions in accounting and finance. Prior to joining Cogentrix Energy, Inc., Mr. Schwartz was Audit Manager with Arthur Andersen, LLP. Mr. Schwartz holds a B.A. degree in accounting from the University of North Carolina - Charlotte.

	P. Chrisman Iribe is President of U.S. Generating Company and has been with U.S. Generating Company since it was formed in 1989. Prior to joining U.S. Generating Company, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe holds a B.A. degree in Economics from George Washington University.

	Stephen A. Herman, as Senior Vice President and General Counsel of U.S. Generating Company, oversees all legal services for U.S. Generating Company's projects and activities. Prior to joining U.S. Generating Company, Mr. Herman was a partner for 15 years with the Washington, D.C. law firm of Kirkland & Ellis. Mr. Herman has a
B.S. from the Wharton School of Finance and Commerce at the
University of Pennsylvania and an LL.B. from the University of
Virginia.  He has been an instructor at the University of Chicago
Law School, has served as President of the Federal Energy Bar Association, and was Vice Chair of the Energy Industry
Restructuring, Finance, and Mergers & Acquisitions Committee,
American Bar Association, Section on Natural Resources, Energy and Environmental Law.
                                 37
William D. Strittmatter is a Vice President of GE Capital and
	Managing Director and Chief Credit Officer of GE Capital Services Structured Finance Group, Inc. ("SFG"). He is responsible for the worldwide credit and risk management function of SFG's project and structured financing activities in the energy, infrastructure and industrial sectors. Mr. Strittmatter joined GE Capital in 1982, and has held various positions in finance, operations and marketing. He received a B.S. degree in business from the Rochester Institute of Technology and earned an M.B.A. from the Harvard Business School.

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

    Name				Age		 	Position
    P. Chrisman	Iribe	 46			Director, President
    Stephen A. 	Herman	 55			Director
    Michael J. Tzougrakis56			Director, Vice President
    John R.	Cooper		 50			Vice President, Chief Financial
							Officer and Principal Accounting Officer

Item 11	REMUNERATION OF DIRECTORS AND OFFICERS

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

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

	Partnership interests in the Partnership are held as follows:

			Toyan				30.05% L.P.
			IPILP				19.95% G.P.
			Palm				10% G.P.
			TIFD				40% L.P.

	All of the outstanding shares of common stock of ICL Funding are owned by the Partnership.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The Partnership has several material contracts with affiliated entities. These contracts, which include the Construction Contract, the Management Services Agreement, the Operations and Maintenance Agreement and the Railcar Lease, are described elsewhere in this report, most notably in Note 7 to the Partnership's consolidated financial statements.

PART IV

Item 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
		8-K

	a) Documents filed as of this Report					Page
	(1)	Consolidated financial statements:

			Report of Independent Public Accountants.......	 19

			Consolidated Balance Sheets as of December 31, 1998 and
			December 31, 1997 ....................  		 20

	Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996................  			 22

			Consolidated Statements of Changes in Partners' Capital
			for the years ended December 31, 1998, 1997 and
			1996............................  				 23

			Consolidated Statements of Cash Flows for the years
			ended December 31, 1998, 1997 and 1996 			 24

			Notes to Consolidated Financial
			Statements.......................................25

		(2)	Consolidated Financial Statement
			Schedules.....................................	None

	b) Reports on Form 8-K:
The Partnership filed Reports on Form 8-K on July 15, 1998, and
September 10, 1998, regarding changes in the ownership of the Partnership.

The Partnership filed a Report on Form 8-K on March 22, 1999, regarding the filing of a complaint against FPL.

The Partnership filed a Report on Form 8-K on March 29, 1999, regarding the reconnection of the FAcility to the FPL system.

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

10.2.18	Amendment No. 2 to Coal Purchase Agreement, dated as of
April 19, 1995.***

10.2.19	Fourth Amendment to Energy Services Agreement, dated as of
January 30, 1996.****

16	Letter from Arthur Andersen LLP to Securities and Exchange
Commission

21	Subsidiaries of Registrant*

27	Financial Data Schedule.  (For electronic filing purposes only.)

99 Copy of Registrants' press release dated January 3, 1996.****

99.1	Copy of Registrant's complaint against FPL filed March 19,
1999.*****



* Incorporated by reference from the Registrant Statement on Form S-1, as amended, file no. 33-82034 filed by the Registrants with the SEC in July 1994. ** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994. *** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1995. **** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996. *****Incorporated by reference from the quarterly report on Form 10-Q file no. 33-82034 filed by the Registrants with the SEC in May 1996. ***** Incorporated by reference from the current report on Form 8-K file no. 33-82034 filed by the Registrants with the SEC in March 1999.

                             SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 1999.

								INDIANTOWN COGENERATION, L.P.


Date:  March 30, 1999					/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Senior Vice President

	Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature					Title					Date


/s/ P. Chrisman Iribe		Member of Board of
							Control,			March 30, 1999
P. Chrisman	Iribe			President and Secretary

/s/ John R. Cooper			Chief Financial
							Officer,			March 30, 1999
John R. Cooper				Principal Accounting
							Officer and Senior
							Vice President

/s/ Thomas J. Bonner		Member of Board of
							Control				March 30, 1999
Thomas J. Bonner

/s/ Thomas F. Schwartz		Member of Board of
							Control				March 30, 1999
Thomas F. Schwartz

/s/ Stephen A. Herman		Member of Board of
							Control				March 30, 1999
Stephen A. Herman			and	Senior Vice President

/s/ William D. Strittmatter	Member of Board of
							Control				March 30, 1999
William D. Strittmatter

/s/ Michael Tzougrakis		Member of Board of
							Control				March 30, 1999
Michael J. Tzougrakis

                             SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 1999.

									INDIANTOWN COGENERATION
									FUNDING CORPORATION

Date:  March 30, 1999				/s/ John R. Cooper
									Name: John R. Cooper
									Title: Chief Financial Officer,
									Principal Accounting Officer
									and Vice President

	Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature						Title					     Date

/s/ P. Chrisman Iribe			Director and President		March 30, 1999
P. Chrisman Iribe

/s/ John R. Cooper				Chief Financial Officer,	March 30, 1999
John R. Cooper				    Principal Accounting
						        Officer and Vice President

/s/ Michael J. Tzougrakis		Director and Vice President	March 30, 1999
Michael J. Tzougrakis