Form 10-Q
period 1999-03-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 1999-05-17
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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



PART I	FINANCIAL INFORMATION	  		  				Page No.

Item 1	Financial Statements:  Consolidated Balance Sheets as of
	March 31, 1999 (Unaudited) and December 31,
	1998......................................................1
	Consolidated Statements of Operations for the Three Months Ended March 31, 1999 (Unaudited) and March 31, 1998
	(Unaudited)...............................................3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 (Unaudited) and March 31, 1998
	(Unaudited)...............................................4
	Notes to Consolidated Financial Statements (Unaudited)....5
Item 2
Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................9

PART II	OTHER INFORMATION

Item 1	Legal
Proceedings..................................................16

Item 5	Other
Information..................................................16

Item 6	Exhibits and Reports on Form
8-K..........................................................18

Signatures...................................................21

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P.
Consolidated Balance Sheets
As of March 31, 1999 and December 31, 1998

ASSETS							  March 31, 1999	December 31, 1998
								   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents		 $   2,175,535		$   2,419,089
Accounts receivable-trade			11,503,654		   12,369,594
Inventories							   681,672			  940,125
Prepaids							 1,070,615			  736,700
Deposits							    44,000			   44,000
Investments held by
Trustee, including
restricted funds of
$19,108,590 and
$2,718,549, respectively		 	26,553,355			2,770,774
	Total current assets			42,028,831		   19,280,282

INVESTMENTS HELD BY TRUSTEE,
restricted funds					14,050,644		   14,001,428

DEPOSITS								75,000			   75,000

PROPERTY, PLANT & EQUIPMENT:
Land							     8,582,364			8,582,363
Electric and steam generating
facilities						   696,385,353		  695,929,380
Less accumulated depreciation	   (54,231,068)		  (50,323,285)
Net property, plant & equipment	   650,736,649		  654,188,458

FUEL RESERVE						 1,619,502			3,428,403

DEFERRED FINANCING COSTS, net of
accumulated amortization of
$43,230,421 and $43,020,796,
respectively						16,956,495		   17,166,120

	Total assets				 $ 725,467,121		$ 708,139,691

The accompanying notes are an integral part of these consolidated balance sheets.

Indiantown Cogeneration, L. P.
Consolidated Balance Sheets
As of March 31, 1999 and December 31, 1998

LIABILITIES AND PARTNERS' CAPITAL	 March 31, 1999	   December 31, 1998
									  (Unaudited)
CURRENT LIABILITIES:
Accrued payables/liabilities	   $   4,370,993	   $  7,405,610
Accrued interest					  16,114,340		  2,302,048
Current portion - First
Mortgage Bonds						   9,997,000		  9,997,000
Current portion lease
payable - railcars						 292,275			287,048
Total current liabilities			  30,774,608		 19,991,706

LONG TERM DEBT:
First Mortgage Bonds				 466,242,000		466,242,000
Tax Exempt Facility Revenue Bonds	 125,010,000		125,010,000
Lease payable - railcars			   4,508,641		  4,583,699
Total long term debt				 595,760,641		595,835,699

Reserve-Major Maintenance				 613,951			511,756
Total liabilities					 627,149,200		616,339,161

PARTNERS' CAPITAL:
Toyan Enterprises					  29,544,537		 27,586,061
Palm Power Corporation				   9,831,791		  9,180,052
TIFD III-Y, Inc.					  39,327,169		 36,720,212
Indiantown Project
Investment Partnership				  19,614,424		 18,314,205
Total partners' capital				  98,317,921		 91,800,530

Total liabilities and partners'
capital							   $ 725,467,121	  $ 708,139,691

The accompanying notes are an integral part of these consolidated balance sheets.

[/CAPTION]
Indiantown Cogeneration, L.P.
Consolidated Statements of Operations
For the Three Months Ended March 31, 1999 and March 31, 1998

							  Three Months Ended  Three Months Ended
							   	March 31, 1999	   March 31, 1998
Operating Revenues:				  (Unaudited)		(Unaudited)
Electric capacity and
capacity bonus revenue		   $  30,903,983	  $  30,850,092
Electric energy revenue			   4,818,398		  6,220,651
Steam revenue						  28,634			 72,810
Total operating revenues		  35,751,015		 37,143,553

Cost of Sales:
Fuel and ash					   5,320,617		  7,297,454
Operating and maintenance		   3,332,264		  4,399,708
Depreciation					   3,907,783		  3,774,640
Total cost of sales				  12,560,664		 15,471,802

Gross Profit					  23,190,351		 21,671,751

Other Operating Expenses:
General and administrative			 982,748			677,962
Insurance and taxes				   1,658,650		  1,687,626
Total other operating expenses	   2,641,398		  2,365,588

Operating Income 				  20,548,953		 19,306,163

Non-Operating Income (Expenses):
Interest expense				 (14,422,744)		(14,726,001)
Interest/Other income			 	 391,183			600,622
Net non-operating expense		 (14,031,561)		(14,125,379)

Net Income						 $ 6,517,392		$ 5,180,784

The accompanying notes are an integral part of these consolidated statements.

Indiantown Cogeneration, L.P.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 1999 and 1998
								Three Months	   Three Months
								   Ended			  Ended
							   March 31, 1999	 March 31, 1998
								(Unaudited)		  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income						$ 6,517,392		 $ 5,180,784
Adjustments to reconcile
net income to net
cash provided by operating
activities:
Depreciation and amortization	  4,117,408		   3,973,852
Decrease in accounts receivable	    865,940		   1,691,627
Decrease in inventories and
fuel reserves					  2,067,354		     374,672
(Increase) Decrease in deposits
and prepaids					   (333,915)		 586,697
Increase in accounts payable,
accrued liabilities and
accrued interest				 10,777,675		  14,219,816
Increase in major maintenance
reserve								102,195			  45,452
Decrease in lease payable 			(69,831)		 (64,968)
Net cash provided by operating
activities						 24,044,218		  26,007,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant
& equipment						   (455,975)		(278,562)
Increase in investment held
by trustee						(23,831,797)	 (25,896,296)
Net cash used in investing
activities						(24,287,772)	 (26,174,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of bonds				  	-0-				 -0-
Capital distributions				-0-				 -0-
Net cash used in financing
activities							-0-				 -0-

CHANGE IN CASH AND CASH
EQUIVALENTS 					  (243,554)		    (166,926)
CASH and CASH EQUIVALENTS,
beginning of year				 2,419,089		   3,234,379
CASH and CASH EQUIVALENTS,
end of period				   $ 2,175,535		 $ 3,067,453

The accompanying notes are an integral part of these consolidated statements.

                   Indiantown Cogeneration, L.P.

   Notes to Consolidated Financial Statements As of March 31,1999
                            (Unaudited)


1. ORGANIZATION AND BUSINESS: Indiantown Cogeneration, L.P. (the "Partnership") is a special purpose Delaware limited partnership formed on October 4, 1991. The general partners are Indiantown Project Investment Partnership, L.P., a Delaware limited partnership ("IPILP") and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Cogentrix Energy, Inc. ("Cogentrix"). The limited partners are TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC") and Toyan Enterprises ("Toyan"), a California corporation and wholly-owned subsidiary of U.S. Generating Company, LLC, hereafter referred to collectively as the "Partners". Recent changes to the ownership structure of the Partnership are detailed below. During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets and capitalization.

The Partnership was formed to develop, construct, and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the "Facility") located on an approximately 240 acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company ("FPL") and supplies steam to Caulkins Indiantown Citrus Co. ("Caulkins") for its plant located near the Facility.

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

On August 21, 1998, Toyan consummated the transactions contemplated in the Purchase Agreement dated as of May 29, 1998, with DCC Project Finance Twelve, Inc. ("PFT"), whereby PFT formed IPILP with Toyan. IPILP became a new general partner in the Partnership by acquiring a 19.95% interest in the Partnership from Toyan. Prior to the PFT transaction, Toyan converted its remaining partnership interest from a general partnership interest into a limited partnership interest such that Toyan now directly holds only a limited partnership interest in the Partnership. Separately, Bechtel Generating Company, Inc. ("Bechtel Generating"), a subsidiary of Bechtel Enterprises, Inc. entered into a Purchase Agreement with Cogentrix whereby a wholly owned subsidiary of Cogentrix purchased from Bechtel Generating, on October 20, 1998, among other things, 100% of the stock of Palm. Palm holds a 10% interest in the Partnership.
In addition, on November 23, 1998, Toyan transferred a 50% interest in IPILP to PFT such that PFT o wns 75.188% of IPILP representing a 15% interest in the Partnership.

The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, IPILP based on the following ownership percentages:

						As of			As of			As of
				September 20,  1997	 August 21, 1998 October 20, 1998
Toyan					50%				30.05%			30.05%
Palm					10%				10%				10%*
IPILP					-- 				19.95%**		19.95%**
TIFD					40%				40%				40%
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

The Partnership was in the development stage through December 21, 1995 and commenced commercial operations on December 22, 1995 (the
"Commercial Operation Date"). The original partners contributed, pursuant to an equity commitment agreement, approximately
$140,000,000 of equity when commercial operation of the Facility commenced in December 1995. The Partnership's continued existence is dependent on the ability of the Partnership to sustain successful operations. Management of the Partnership is of the opinion that the assets of the Partnership are realizable at their current carrying value.

2.	FINANCIAL STATEMENTS:
The consolidated balance sheets as of March 31, 1999, and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the
Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission.  In the
opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments)
necessary to present fairly the financial position of the
Partnership as of March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form
10-K for the year ended December 31, 1998.

Investments Held by Trustee The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations
Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $1.5 million is also held in long term assets in the accompanying balance sheets. Property, Plant and Equipment Property, plant and equipment, which consist primarily of the Facility, are recorded at actual cost. The
Facility is depreciated on a straight-line basis over 35 years, with a residual value on the Facility approximating 25 percent of the gross Facility costs.

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

In 1991, in accordance with the Planned Unit Development Zoning
Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown.
On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of March 31, 1999 and December 31, 1998, estimated present values of this deposit was $75,000. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 1999, the Partnership had approximately $651 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction-related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility.
For the three months ended March 31, 1999, the Partnership had total operating revenues of approximately $35.7 million, total operating costs of $15.2 million, and total net interest expenses of approximately $14.0 million resulting in net income of approximately
$6.5 million.

The Partnership has obtained all material environmental permits and approvals required as of March 31, 1999, for the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be
required in the future for the continued operation of the Facility.
The Partnership is not presently aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

The Partnership timely filed its application for a Title V air permit on May 24, 1996. A draft permit has been issued by the Florida Department of Environmental Protection. The Partnership provided comments on the permit and a final permit is expected by the end of May.


Results of Operations

For the three months ending March 31, 1999 and 1998, the Facility achieved an average Capacity Billing Factor of 101.64% and 101.04%, respectively. This resulted in earning monthly capacity payments aggregating $28.1 million and bonuses aggregating $2.8 million for each of three month periods ended March 31, 1999 and 1998. The
Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.
During the three months ended March 31, 1999, the Facility was dispatched by FPL and generated 208,484 megawatt-hours compared to 261,635 megawatt-hours during the same period in 1998. The decrease was due to mild winter weather and the refusal of FPL to reconnect the Facility to the distribution grid for nineteen days in March
1999 (see Legal Proceedings below). The monthly dispatch rate for the first three months of 1999 ranged from 18% to 35%, as compared to a range of 35% to 51% for the corresponding period in 1998.

Net income for the three months ended March 31, 1999, was approximately $6.5 million compared to the net income of approximately $5.2 million for the corresponding period in the prior year. The $1.3 million increase is primarily attributable to a lower fuel cost of $0.6 million, lower Operations and Maintenance costs of $1 million due to lower routine maintenance and material costs, and fewer spare parts purchases offset by higher General and Administrative costs of $305,000 for addressing year 2000 issues and for operations and administrative support.

Electric Energy Revenues

							For the three months ended
						March 31, 1999		March 31, 1998

Revenues				$ 	35.7 million	$	37.1 million
KWhs				 		208.5				261.6 Average
Capacity Billing Factor		101.64%			    101.04%
Average Dispatch Rate		29.56%			     40.67%

For the three months ended March 31, 1999, the Partnership had total operating revenues of approximately $35.7 million as compared to $37.1 million for the corresponding period in the prior year. The
$1.4 million decrease in operating revenue is primarily due to lower energy revenue resulting from lower dispatch by FPL.

Costs of revenues for the three months ended March 31, 1999, were approximately $12.6 million on sales of 208,484 MWhs as compared to $15.5 million on sales of 261,635 MWhs for the corresponding period in the prior year. This decrease is largely attributable to a $2.0 million decrease in fuel and ash disposal costs resulting from lower dispatch and new ash disposal arrangements, a $0.1 million increase in depreciation, and a $1.0 million decrease in operating and maintenance costs resulting from lower than expected maintenance and materials purchases and contract labor.

Total other operating expenses for the three months ended March 31, 1999, were approximately $2.6 million compared to the $2.4 million of total other operating expenses for the corresponding period in the prior year. The $0.2 million increase is due to higher general and administrative expenses to address the year 2000 system issues and additional corporate support.

Net interest expense for the three months ended March 31, 1999, of approximately $14.0 million compared to $14.1 million of net interest expense for the same period in the prior year. The $0.1 million decrease was caused by a decrease in interest expense due to the maturity of Series A-5 and A-6 of the First Mortgage Bonds.

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

Certain proceeds from the issuance of the First Mortgage Bonds were used to repay $421 million of the Partnership's indebtedness and financing fees and expenses incurred in connection with the development and construction of the Facility and the balance of the proceeds were deposited in various restricted funds that are being administered by an independent disbursement agent pursuant to trust indentures and a disbursement agreement. Funds administered by such disbursement agent are invested in specified investments. These funds together with other funds available to the Partnership were being used: (i) to finance completion of construction, testing, and initial operation of the Facility; (ii) to finance construction interest and contingency; and (iii) to provide for initial working capital.
	  							<10>

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

The Partnership's total borrowings from inception through March 1999 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As ofMarch 31, 1999, the borrowings included
$125 million from the 1994 Tax Exempt Bonds and all of the available
First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

Series		Aggregate Principal Amount		Date Matured and Paid

A-1				$4,397,000						June 15, 1996
A-2				 4,398,000						December 15, 1996
A-3				 4,850,000						June 15, 1997
A-4				 4,851,000						December 15, 1997
A-5				 5,132,000						June 15, 1998
A-6				 5,133,000						December 15, 1998

The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 1999 and 1998, was 9.167% and 9.171%, respectively.

The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project
Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 1999, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt
Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 1999, no drawings have been made on the debt service reserve letter of credit.

In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit
Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short term indices at the Partnership's option and is determined separately for each draw. As of March 31, 1999, seven working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

Year 2000

The Partnership is, with the assistance of USOSC and USGen, conducting a review of its computer systems to identify, test where necessary, and remediate the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year
2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam.

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

Through March 31, 1999, the Partnership spent approximately $405,000 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately
$425,000 (including amounts spent to date), encompassing remediation and replacement of equipment (including the DCS described above), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. This estimate is based solely upon information currently available to the Partnership and may be revised as more information becomes available. The Partnership has no employees and has been utilizing employees of USGen provided pursuant to the MSA.

In addition, the Partnership recognizes that it is dependent upon numerous third parties in the conduct of its business. A significant interruption in services or resources provided by such third parties could have material adverse financial consequences on the Partnership. These third parties include those supplying fuel and other operating supplies, as well as FPL and its ability to continue to accept the output of the Facility. Therefore, the Partnership has sent out 187 inquiries to vendors, suppliers, customers and other businesses seeking information on the status of such companies' equipment and year 2000 remediation efforts. The
Partnership believes that FPL's preparedness to perform under the PPA is the most important status of any of these parties. The
Partnership has sent FPL two inquiries with respect to its year 2000 preparedness but has not yet received a response. The Partnership has also reviewed FPL's internet and securities filings disclosure on this matter, which have been insufficient for the Partnership to evaluate FPL's readiness for the year 2000. To date, the other responses and disclosures have not identified any year 2000 issues of which the Partnership had been unaware. However, the responses and disclosures have also not been sufficient to ensure that there will be no impacts on the Partnership as a result of the year 2000 affecting parties doing business with the Partnership. To the extent that the Partnership has not gained such adequate assurances, the Partnership has developed contingency plans to mitigate the consequences of potential disruptions.

These contingency plans are also required because testing, by its nature cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems. In addition, until the year 2000 occurs, no certainty can be assured with respect to external party preparedness. The
Partnership's contingency plans will take into account the possibility of multiple system failures, both internal and external, due to the year 2000. These contingency plans will build upon existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that the Partnership is considering for planning purposes include increased frequency and duration of interruptions of the power, computing, financial and communications infrastructure. Due to the speculative nature of contingency planning, it is uncertain whether the Partnership's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on the Partnership's operations due to year 2000 problems. The Partnership has completed its risk assessment and contingency planning for its highest priority systems. The Partnership will continue to perform work associated with contingency planning implementation and the assessment and remediation of lower priority items through the end of 1999.

The Partnership has identified two reasonably likely worst case scenarios. The first is the total failure of FPL's transmission system. Because FPL has provided insufficient responses to the Partnership's inquiries, the Partnership is compelled to deem this failure to be reasonably likely. While the Partnership's revenues will not be adversely affected by FPL's inability to accept the Facility's output, the Partnership has a contingency plan pursuant to which it will rent a diesel generator to enable the Facility to start without regard to the availability of power from FPL. The other scenario identified by the Partnership is localized telephone problems due to congestion. The Partnership's contingency plans call for availability of two-way radios as well as additional personnel for face-to-face communication, if required.

Notwithstanding the Partnership's efforts, management of the Partnership is unable to determine whether or not, as a result of the year 2000, disruptions will occur or whether such disruptions, if they do occur, will materially impair the ability of the Partnership to conduct its business.




                     PART II OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

Dispute with FPL

On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida.
The lawsuit stems from a course of action pursued by FPL since March
10, 1999, in which FPL has purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violates the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct is deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies
Act of 1978.

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

Because the loss of Qualifying Facility status may result in an event of default under the Power Purchase Agreement, the Partnership must take action to address this matter.

The complaint asserts causes of action for (i) FPL's breach of the Power Purchase Agreement, (ii) FPL's anticipatory repudiation of the
Power Purchase Agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the Power Purchase Agreement. The Partnership seeks (a) a declaratory ruling that FPL's actions constitute a breach of the terms of the Power Purchase Agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the Power Purchase Agreement, (b) injunctive relief preventing
FPL from further violating the Power Purchase Agreement, (c) compensatory damages and (d) other relief as the court may deem appropriate.

Subsequent to the filing of the complaint, FPL reconnected the Facility to FPL's system on Sunday, March 28, 1999. On April 14,
1999, FPL filed a response to the complaint including a motion to dismiss two of the four counts raised in the complaint and raised certain affirmative defenses. FPL has also filed a counterclaim seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On May 13, 1999, the Partnership filed its opposition to FPL's motion to dismiss and request for declaratory judgment.

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

Governmental Approvals

The Partnership has obtained all material environmental permits and approvals required, as of March 31, 1999, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A draft permit has been issued by the Florida Department of

Environmental Protection. The Partnership provided comments on the permit and a final permit is expected by the end of May.

Energy Prices

In September 1997, FPL filed with the Florida Public Service
Commission its projections for its 1997-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement.
Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power
Purchase Agreement ar e not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. The
Partnership has filed a complaint against FPL with respect to the interpretation of a provision of the Power Purchase agreement related to this matter. Please see "Legal Proceedings"above. Such operations may result in decreased net operating income for such periods. T he Partnership expects that the decrease, if any, will not be material. For the three months ended March 31, 1999, FPL requested the Partnership to decommit the Facility numerous times and the Partnership typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The
Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

Debt Service Reserve Account

As permitted by the Partnership's financing arrangements, on August
19, 1998, the Partnership requested that the balance in the Debt
Service Reserve Account be reduced to the Debt Service Reserve
Account Required Balance by reducing the Debt Service Reserve Letter of Credit. On January 11, 1999, the reduction was approved. The
Debt Service Reserve Account now contains the $29,609,840 Debt
Service Reserve Letter of

Credit and $12,500,000 of cash (available only as a debt service reserve for the Tax Exempt Bonds).

Item 6	EXHIBITS AND REPORTS ON FORM 8-K
a) Reports on Form 8-K:

The Partnership filed Reports on Form 8-K on March 22, and March 29,
1999, regarding the FPL litigation.

b) Exhibits:

Exhibit No.						Description
3.1	Certificate of Incorporation of Indiantown
Cogeneration Funding Corporation.*

3.2	By-laws of Indiantown Cogeneration Funding Corporation.*

3.3	Certificate of Limited Partnership of Indiantown Cogeneration,
L.P.*

3.4	Amended and Restated Limited Partnership Agreement of Indiantown
Cogeneration, L.P., among Palm Power Corporation, Toyan Enterprises and TIFD III-Y Inc.*

3.5	Form of First Amendment to Amended and Restated Limited
Partnership Agreement of Indiantown Cogeneration, L.P.*

4.1	Trust Indenture, dated as of November 1, 1994, among Indiantown
Cogeneration Funding Corporation, Indiantown Cogeneration, L.P., and
NationsBank of Florida, N.A., as Trustee, and First Supplemental
Indenture thereto.**

4.2	Amended and Restated Mortgage, Assignment of Leases, Rents,
Issues and Profits and Security Agreement and Fixture Filing among
Indiantown Cogeneration, L.P., as Mortgagor, and Bankers Trust
Company as Mortgagee, and NationsBank of Florida, N.A., as
Disbursement Agent and, as when and to the extent set forth therein, as Mortgagee with respect to the Accounts, dated as of November 1,
1994.**

4.3	Assignment and Security Agreement between Indiantown
Cogeneration, L.P., as Debtor, and Bankers Trust Company as Secured
Party, and NationsBank of Florida, N.A., as Disbursement Agent and,
as when, and to the extent set forth therein, a Secured Party with respect to the Accounts, dated as of November 1, 1994.**

10.1.1	Amended and Restated Indenture of Trust between Martin
County Industrial Development Authority, as Issuer, and NationsBank
of Florida, N.A., as Trustee, dated as of November 1, 1994.**

10.1.2	Amended and Restated Authority Loan Agreement by and between
Martin County Industrial Development Authority and Indiantown
Cogeneration, L.P., dated as of November 1, 1994.**

10.1.3	Letter of Credit and Reimbursement Agreement among
Indiantown Cogeneration, L.P., as Borrower, and the Banks Named
Therein, and Credit Suisse, as Agent, dated as of November 1,
1994.**

10.1.4	Disbursement Agreement, dated as of November 1, 1994, among
Indiantown Cogeneration, L.P., Indiantown Cogeneration Funding
Corporation, NationsBank of Florida, N.A., as Tax-Exempt Trustee,
NationsBank of Florida, N.A., as Trustee, Credit Suisse, as Letter
of Credit Provider, Credit Suisse, as Working Capital Provider,
Banque Nationale de Paris, as Debt Service Reserve Letter of Credit
Provider, Bankers Trust Company, as Collateral Agent, Martin County
Industrial Development Authority, and NationsBank of Florida, N.A.,
as Disbursement Agent.**

10.1.5	Revolving Credit Agreement among Indiantown Cogeneration,
L.P., as Borrower, and the Banks Named Therein, and Credit Suisse,
as Agent, dated as of November 1, 1994.**

10.1.6	Collateral Agency and Intercreditor Agreement, dated as of
November 1, 1994, among NationsBank of Florida, N.A., as Trustee under the Trust Indenture, dated as of November 1, 1994, NationsBank of Florida, N.A., as Tax-Exempt Trustee under the Tax Exempt
Indenture, dated as of November 1, 1994, Credit Suisse, as letter of
Credit Provider, Credit Suisse, as Working Capital Provider, Banque
Nationale de Paris, as Debt Service Reserve Letter of Credit
Provider, Indiantown Cogeneration, L.P., Indiantown Cogeneration
Funding Corporation, Martin County Industrial Development Authority,
NationsBank of Florida, N.A., as Disbursement Agent under the
Disbursement Agreement dated as of November 1, 1994, and Bankers
Trust Company, as Collateral Agent.**

10.1.7	Amended and Restated Equity Loan Agreement dated as of
November 1, 1994, between Indiantown Cogeneration, L.P., as the
Borrower, and TIFD III-Y Inc., as the Equity Lender.**

10.1.8	Equity Contribution Agreement, dated as of November 1, 1994, between TIFD III-Y Inc. and NationsBank of Florida, N.A., as
Disbursement Agent.**

10.1.9	GE Capital Guaranty Agreement, dated as of November 1, 1994, between General Electric Capital Corporation, as Guarantor, and
NationsBank of Florida, N.A., as Disbursement Agent.**

10.1.11	Debt Service Reserve Letter of Credit and Reimbursement
Agreement among Indiantown Cogeneration, L.P., as Borrower, and the
Banks Named Therein, and Banque Nationale de Paris, as Agent, dated as of November 1, 1994.**

10.2.18	Amendment No. 2 to Coal Purchase Agreement, dated as of
April 19, 1995.***

10.2.19	Fourth Amendment to Energy Services Agreement, dated as of
January 30, 1996.*****

21	Subsidiaries of Registrant*

27 Financial Data Schedule. (For electronic filing purposes only.)

99 Copy of Registrants' press release dated January 3, 1996.****

99.1	Copy of Registrants' complaint against FPL filed March 19,
1999.******



* Incorporated by reference from the Registrant Statement on Form S-1, as amended, file no. 33-82034 filed by the Registrants with the SEC in July 1994.
** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in December 1994.
*** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1995.
**** Incorporated by reference from the current report on Form 8-K, file no. 33-82034 filed by the Registrants with the SEC in January 1996.
***** Incorporated by reference from the quarterly report on Form 10-Q, file no. 33-82034 filed by the Registrants with the SEC in May 1996.
******Incorporated by reference from the current report on Form 8-K, file no.33-82034 filed by the Registrants with the SEC in March 1999.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


								INDIANTOWN COGENERATION, L.P.
								(Co-Registrant)


Date:  May 17, 1999		 		/s/ John R. Cooper
								John R. Cooper
								Vice President and
								Chief Financial Officer


								INDIANTOWN COGENERATION FUNDING
								CORPORATION
								(Co-Registrant)


Date:  May 17, 1999				/s/ John R. Cooper
								John R. Cooper
								Vice President and
								Chief Financial Officer


