Form 10-Q
period 1999-09-30
INDIANTOWN COGENERATION LP
filed 1999-11-15
CIK 927632

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

                                 Keep this page!

                          Indiantown Cogeneration, L.P.
                   Indiantown Cogeneration Funding Corporation



PART I  FINANCIAL INFORMATION                                           Page No.

Item 1  Financial Statements:
        Consolidated Balance Sheets as of September 30, 1999
          (Unaudited) and December 31, 1998.................................1
        Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1999
          (Unaudited) and September 30, 1998 (Unaudited)....................3
        Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999
          (Unaudited) and September 30, 1998

          (Unaudited).......................................................4

        Notes to Consolidated Financial Statements (Unaudited) .............5

Item 2  Management's Discussion and Analysis

        of Financial Condition and Results of Operations....................9


PART II OTHER INFORMATION

Item 1  Legal Proceedings..................................................16

Item 5  Other Information..................................................16

Item 6  Exhibits and Reports on Form 8-K...................................18

Signatures.................................................................21



                                     PART I
                              FINANCIAL INFORMATION

                          Indiantown Cogeneration, L.P.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998

                                                                             September 30,                December 31,
                           ASSETS                                                 1999                        1998
--------------------------------------------------------------             -------------------        ---------------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $          1,739,648       $            2,419,089
     Accounts receivable-trade                                                     14,737,540                   12,369,594
     Inventories                                                                      226,043                      940,125
    Prepaids                                                                          926,878                      736,700
     Deposits                                                                          44,450                       44,000
    Investments held by Trustee, including restricted funds
        of $18,965,565 and $2,718,549, respectively                                27,604,266                    2,770,774
                                                                           -------------------        ---------------------
               Total current assets                                                45,278,825                   19,280,282

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                              14,181,081                   14,001,428

DEPOSITS                                                                               75,000                       75,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                           8,582,363                    8,582,363
     Electric and steam generating facilities                                     697,335,209                  695,929,380
     Less accumulated depreciation                                               (61,765,618)                 (50,323,285)
                                                                           -------------------       ---------------------
               Net property, plant & equipment                                    644,131,954                  654,188,458

FUEL RESERVE                                                                        1,062,458                    3,428,403

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $43,647,347 and $43,020,796, respectively                                      16,539,569                   17,166,120
                                                                           -------------------        ---------------------

               Total assets                                                     $ 721,268,887                 $708,139,691
                                                                           ===================        =====================



              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                         Indiantown Cogeneration, L. P.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998




                                                                 September 30,            December 31, 1998
LIABILITIES AND PARTNERS' CAPITAL                                    1999
--------------------------------------------------------    ---------------------     ----------------------
                                                                 (Unaudited)
CURRENT LIABILITIES:
     Accrued payables/liabilities                          $          11,100,176      $           7,405,610
     Accrued interest                                                 15,992,035                  2,302,048
     Current portion - First Mortgage Bonds                           10,765,567                  9,997,000
     Current portion lease payable - railcars                            303,015                    287,048
                                                            ---------------------     ----------------------
               Total current liabilities                              38,160,793                 19,991,706

LONG TERM DEBT:
     First Mortgage Bonds                                            460,475,433                466,242,000
     Tax Exempt Facility Revenue Bonds                               125,010,000                125,010,000
     Lease payable - railcars                                          4,354,400                  4,583,699
                                                            ---------------------     ----------------------
               Total long term debt                                  589,839,833                595,835,699

      Reserve-Major Maintenance                                          818,341                    511,756
                                                            ---------------------     ----------------------
               Total liabilities                                     628,818,967                616,339,161
                                                            ---------------------     ----------------------

PARTNERS' CAPITAL:
    Toyan Enterprises                                                 27,781,202                 27,586,061
    Palm Power Corporation                                             9,244,991                  9,180,052
    TIFD III-Y, Inc.                                                     211,778                 36,720,212
     Indiantown Project Investment Partnership                        18,443,759                 18,314,205
    Thaleia                                                           36,768,190                          0
                                                            ---------------------     ----------------------
                                                            ---------------------     ----------------------
               Total partners' capital                                92,449,920                 91,800,530
                                                            ---------------------     ----------------------

               Total liabilities and partners'
               capital                                              $721,268,887               $708,139,691
                                                            =====================     ======================


              The accompanying notes are an integral part of these
                          consolidated balance sheets.






                          Indiantown Cogeneration, L.P.
                      Consolidated Statements of Operations
       For the Nine Months Ended September 30, 1999 and September 30, 1998


                                                                 Nine Months Ended             Nine Months Ended
                                                                 September 30, 1999            September 30, 1998
                                                              -------------------------     -------------------------
Operating Revenues:                                                 (Unaudited)                    (Unaudited)
     Electric capacity and capacity bonus revenue                      $92,722,266                   $92,577,872
     Electric energy revenue                                            28,992,289                    29,188,679
     Steam revenue                                                          93,420                       139,476
                                                                       -----------                   -----------
         Total operating revenues                                      121,807,975                   121,906,027
                                                                       -----------                   -----------

Cost of Sales:
     Fuel and ash                                                       29,428,041                    29,563,460
     Operating and maintenance                                          13,674,954                    13,370,864
     Depreciation                                                       11,458,853                    11,321,461
                                                                        ----------                    ----------
         Total cost of sales                                            54,561,848                    54,255,785
                                                                        ----------                    ----------

Gross Profit                                                            67,246,127                    67,650,242
                                                                        ----------                    ----------

Other Operating Expenses:
     General and administrative                                          3,185,472                     2,538,779
     Insurance and taxes                                                 4,871,790                     5,063,310
                                                                         ---------                     ---------
         Total other operating expenses                                  8,057,262                     7,602,089
                                                                         ---------                     ---------

Operating Income                                                        59,188,865                    60,048,153
                                                                        ----------                    ----------

Non-Operating Income (Expenses):
     Interest expense                                                 (43,158,654)                  (44,233,638)
     Interest/Other income                                               1,389,179                     1,817,987
                                                                         ---------                     ---------
         Net non-operating expense                                    (41,769,475)                  (42,415,651)
                                                                      ------------                  ------------

Net Income                                                             $17,419,390                   $17,632,502
                                                                       ===========                   ===========




              The accompanying notes are an integral part of these
                            consolidated statements.








             Indiantown Cogeneration, L.P.
         Consolidated Statements of Cash Flows
 For the Nine Months Ended September 30, 1999 and 1998



                                                                            Nine Months               Nine Months
                                                                               Ended                     Ended
                                                                           September 30,             September 30,
                                                                               1999                      1998
                                                                        --------------------     ----------------------
                                                                            (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $    17,419,390,      $          17,632,502
             Adjustments to reconcile net income to net
                Cash provided by operating activities:
                   Depreciation and amortization                                 12,068,885                 11,824,181
                   (Increase)Decrease in accounts receivable                    (2,367,946)                    748,670
                   Decrease (Increase) in inventories and fuel reserves           3,080,027                (1,021,404)
                   (Increase) Decrease in deposits and prepaids                   (190,628)                    564,014
                   Increase in accounts payable, accrued liabilities and         17,384,553                 16,434,130
                       accrued interest
                   Increase in major maintenance reserve                            306,585                    136,358
                   (Decrease) in lease payable                                    (213,332)                  (198,476)
                                                                          ------------------     ----------------------
                           Net cash provided by operating activities             47,487,534                 46,119,975
                                                                          ------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                             (1,385,831)                (1,511,955)
            Increase in investment held by trustee                             (25,013,144)               (14,558,348)
                                                                          ------------------     ----------------------
                           Net cash used in investing activities               (26,398,975)               (16,070,303)
                                                                          ------------------     ----------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
            Payment of bonds                                                    (4,998,000)                (5,132,000)
            Capital distributions                                              (16,770,000)               (26,480,000)
                                                                          ------------------     ----------------------
                           Net cash used in financing activities               (21,768,000)               (31,612,000)
                                                                          ------------------     ----------------------

    CHANGE IN CASH AND CASH EQUIVALENTS                                           (679,441)                (1,562,328)
    CASH and CASH EQUIVALENTS, beginning of year                                  2,419,089                  3,234,379
                                                                          ------------------     ----------------------
    CASH and CASH EQUIVALENTS, end of period                              $       1,739,648      $           1,672,051
                                                                         ===================     ======================


                 The accompanying notes are an integral part of
                         these consolidated statements.

                          Indiantown Cogeneration, L.P.

                   Notes to Consolidated Financial Statements
                             As of September 30,1999
                                   (Unaudited)



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

        The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly-owned special purpose indirect subsidiary of PG&E Generating Company, LLC and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering.

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

               On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly-owned subsidiary of Palm and indirect wholly-owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20.0% limited partnership interest from TIFD and TIFD's membership on the Board of Control. Thaleia has agreed, subject to certain conditions precedent and certain termination rights of both Thaleia and TIFD, to purchase TIFD's remaining limited partner interest in the Partnership from TIFD.

        The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and, if applicable, IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

             As of           As of          As of         As of       As of
          September 20,    August 21,     October 20,    June 4,   September 20,
              1997           1998            1998         1999        1999
              ----           ----            ----         -----       ----
Toyan          50%          30.05%           30.05%       30.05%      30.05%
Palm           10%             10%             10%*          10%         10%
IPILP          --           19.95%**        19.95%**      19.95%      19.95%
TIFD           40%             40%             40%         20.1%         .1%
Thaleia        --              --              --          19.9%       39.9%

     * Now beneficially owned by Cogentrix.

    ** PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23,1998.

        The changes in ownership were the subject of notices of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 20, 1998, November 16, 1998, June 4, 1999, and September 21, 1999. Another filing will be made in connection with the transfer of the final 0.1% interest.


        All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines.

        The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services
Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and PG&E OSC are general partnerships originally formed between affiliates of PG&E Enterprises and Bechtel Enterprises, Inc. On September 19, 1997, PG&E Gen and PG&E OSC each separately redeemed Bechtel Enterprises, Inc.'s interests in PG&E Gen and PG&E OSC so that PG&E Generating Company, LLC now indirectly owns all of the interests in PG&E Gen and PG&E OSC. This will not affect PG&E Gen's obligations under the MSA or PG&E OSC's obligations under the O&M Agreement. Also on September 19, 1997, Toyan purchased 16.67% of Palm's interest in the Partnership, which represents a 2% ownership in the Partnership.

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

2.      FINANCIAL STATEMENTS:


        The consolidated balance sheets as of September 30, 1999, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 30, 1999, and the results of operations and cash flows for the nine months ended September 30, 1999 and 1998.

        The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.


Investments Held by Trustee


        The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of approximately $1.7 million is also held in long term assets in the accompanying balance sheets.


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

        In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of September 30, 1999 and December 31, 1998, estimated present values of this deposit was $75,000. The remaining balance has been included in property plant, and equipment as part of total construction expenses.



Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General


        The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of September 30, 1999, the Partnership had approximately $644 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the nine months ended September 30, 1999, the Partnership had total operating revenues of approximately $ 121.8 million, total operating costs of $62.6 million, and total net interest expenses of approximately $41.8 million resulting in net income of approximately $17.4 million.


        The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part I Item I, Legal Proceedings, for a description of the litigation, and Part II, Item 5, Other Information, for a description of the Partnership's options to mitigate the risk posed by an adverse ruling in such litigation.

Results of Operations


        For the nine months ending September 30, 1999 and 1998, the Facility achieved an average Capacity Billing Factor of 100.72% and 101.21%, respectively. This resulted in earning monthly capacity payments aggregating $84.3 million and $84.2 million and bonuses aggregating $8.4 million for the nine months ended September 30, 1999 and 1998. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the nine months ended September 30, 1999, the Facility was dispatched by FPL and generated 1,248,743 megawatt-hours compared to 1,206,349 megawatt-hours during the same period in 1998. The increase was due to higher oil and gas prices and an FPL unit offline for refueling during the third quarter. The monthly dispatch rate for the first nine months of 1999 ranged from 18% to 88%, as compared to a range of 35% to 82% for the corresponding period in 1998.

        Net income for the nine months ended September 30, 1999, was approximately $17.4 million compared to the net income of approximately $17.6 million for the corresponding period in the prior year. The $0.2 million decrease is primarily attributable to an increase in gas consumption of $0.3 million and to higher general and administrative and other operating costs of $0.5 million for addressing the Year 2000 system issues, for operations support, and for legal fees for the FPL litigation. This is offset by lower net interest expense of $ 0.6 million.


Electric Energy Revenues


                                             For the nine months ended
                                   September 30, 1999       September 30, 1998
                                   ------------------       ------------------

Revenues                           $   121.8 million        $   121.9  million
KWhs                                   1,248.7                  1,206.3
Average Capacity Billing Factor        100.72%                  101.21%
Average Dispatch Rate                  60.88%                   57.27%

        For the nine months ended September 30, 1999, the Partnership had total operating revenues of approximately $121.8 million as compared to $121.9 million for the corresponding period in the prior year. The $0.1 million decrease in operating revenue is primarily due to lower energy revenue resulting from a decrease in unit energy costs per megawatt.

        Costs of revenues for the nine months ended September 30, 1999, were approximately $54.6 million on sales of 1,248,743 MWhs as compared to $54.3 million on sales of 1,206,349 MWhs for the corresponding period in the prior year. This increase of $0.3 is a result of higher dispatch and depreciation offset by a decrease in ash disposal costs resulting from savings on the ash disposal agreement.

        Total other operating expenses for the nine months ended September 30, 1999, were approximately $8.1 million compared to the $7.6 million of total other operating expenses for the corresponding period in the prior year. The $0.5 million increase is due to higher general and administrative expenses to address the year 2000 system issues, additional corporate support for operations and legal expenses for the FPL litigation.

        Net interest expense for the nine months ended September 30, 1999, of approximately $41.8 million compared to $42.4 million of net interest expense for the same period in the prior year. The $0.6 million decrease was caused by a decrease in interest expense due to the maturity of Series A-5 and A-6 of the First Mortgage Bonds and from lower fees resulting from the reduction in the debt service letter of credit.

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


     The Partnership's total borrowings from inception through September 1999 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of September 30, 1999, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:



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

The weighted average interest rate paid by the Partnership on its debt for the nine months ended September 30, 1999 and 1998, was 9.177% and 9.171%, respectively.

        The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of September 30, 1999, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

        The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. Such agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of September 30, 1999, no drawings have been made on the debt service reserve letter of credit.

        In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. Such Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. As of September 30, 1999, eleven working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

Year 2000

        The Partnership is, with the assistance of PG&E OSC and PG&E Gen, conducting a review of its computer systems to identify, test where necessary, and remediate the systems that could be affected by the new millennium. The year 2000 may pose problems in software applications because many computer systems and applications currently use two-digit date fields to designate a year. As the century date occurs, date sensitive systems may recognize the year 2000 as 1900 or not at all. This potential inability to recognize or properly treat the year 2000 may cause systems to process financial or operational information incorrectly. Management has inventoried those systems which it reasonably believes may be adversely affected and prioritized them based on the extent of any potential disruption in operations and the resulting potential impact on the Partnership's ability to generate and deliver electricity or steam.

        To date, the Partnership has inventoried ninety-one potentially affected systems, of which forty-eight have been classified as having the highest priority based upon likelihood and extent of impact. Among these priority systems is the Facility's Distributed Control System ("DCS"), which is the primary computerized control system for the Facility. The manufacturer of the Facility's DCS is Westinghouse Electric Corporation ("Westinghouse").
Westinghouse visited the Facility to determine what remediation would be required for the DCS to be insulated from disruptions due to the year 2000 and installed hardware and software code as required to address the year 2000 issue. On October 17, 1998, the Partnership conducted a year 2000 test on the DCS by, among other things, manually resetting the internal calendar to experience the transition from December 31, 1999 to January 1, 2000. The DCS handled this simulated transition with no significant interruptions in power production or ordinary operation. Other systems that have been remediated include the HART communicators and the Continuous Emissions Monitoring System. In addition, the Partnership is utilizing a network test environment developed by the Partnership with support from PG&E Gen to test other information technology systems. This testing is conducted on an integrated and unit basis. The integrated system test is intended to replicate the Partnership's typical business processes. The unit tests supplement the integrated test to evaluate remaining functions which were not part of the integrated test. The Partnership has either retired or upgraded all of its computer servers and the computer for the Turbine Vibration Analysis System has been replaced. The telephone system was successfully tested.

        Through September 30, 1999, the Partnership spent approximately $460,000 on year 2000 related projects. The Partnership currently estimates that the completion of its year 2000 efforts will cost approximately $472,000 (including amounts spent to date), encompassing remediation and replacement of equipment (including the DCS described above), the performance of Facility testing, communication with and evaluation of third party readiness and the development of required contingency plans. This estimate is based solely upon information currently available to the Partnership and may be revised as more information becomes available. The Partnership has no employees and has been utilizing employees of PG&E Gen provided pursuant to the MSA. Such costs are principally the related payroll costs for PG&E Gen employees and the costs of payments under independent consulting contracts by PG&E Gen, which are charged to the Partnership under the MSA.


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


        These contingency plans are also required because testing, by its nature cannot comprehensively address all future combinations of dates and events. Some uncertainty will remain after testing as to the ability of code to process future dates, as well as the ability of remediated systems to work in an integrated fashion with other systems. In addition, until the year 2000 occurs, no certainty can be assured with respect to external party preparedness. The Partnership's contingency plans will take into account the possibility of multiple system failures, both internal and external, due to the year 2000. These contingency plans will build upon existing emergency and business restoration plans. Although no definitive list of scenarios for this planning has yet been developed, the events that the Partnership is considering for planning purposes include increased frequency and duration of interruptions of the power, computing, financial and communications infrastructure. Due to the speculative nature of contingency planning, it is uncertain whether the Partnership's contingency plans to address failure of external parties or internal systems will be sufficient to reduce the risk of material impacts on the Partnership's operations due to year 2000 problems. The Partnership completed risk assessment and contingency planning in the third quarter of 1999.


        The Partnership is concerned about isolated failures of FPL's transmission system. FPL is important to the Partnership because it provides the Partnership with the Partnership's only access to the electric transmission system. Because FPL has provided insufficient responses to the Partnership's inquiries, the Partnership is compelled to rely on FPL's report to NERC which the Partnership cannot independently verify. However, nothing has come to the attention of the Partnership that would lead the Partnership to conclude that the failures of FPL's transmission system are reasonably likely. While the Partnership's revenues will not be adversely affected by FPL's inability to accept the Facility's output, it could be affected by lack of start-up power from FPL which would prevent the Partnership from restarting the Facility after an outage. Therefore, the Partnership has a contingency plan pursuant to which it will rent a diesel generator to enable the Facility to start without regard to the availability of power of FPL. The only reasonably likely worst case scenario identified by the Partnership is localized telephone problems due to congestion. The Partnership's contingency plans call for availability of two-way radios as well as additional personnel for face to face communication, if required.


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

        The complaint asserts causes of action for (i) FPL's breach of the Power Purchase Agreement, (ii) FPL's anticipatory repudiation of the Power Purchase Agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the Power Purchase Agreement. The Partnership seeks
(a) Power Purchase Agreement a declaratory ruling that FPL's actions constitute a breach of the terms of the Power Purchase Agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the Power Purchase Agreement, (b) injunctive relief preventing FPL from further violating the Power Purchase Agreement, (c) compensatory damages and (d) other relief as the court may deem appropriate.

        Subsequent to the filing of the complaint, FPL reconnected the Facility to FPL's system on Sunday, March 28, 1999. On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL has moved to dismiss the entire amended complaint and the Partnership filed its opposition papers an August 2, 1999. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in April 2001.

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

        To mitigate the risk of a possible adverse ruling by the court, the Partnership is analyzing the feasibility of various options. The analyses, several of which are only in the preliminary stage, include the following:

o    providing steam to Caulkins for refrigeration
o constructing a liquid carbon dioxide production facility to which the Facility would supply steam
o installing distilled water production equipment to which the Facility would supply steam
o providing steam for a facility to dry chicken manure at a nearby farm for use as a fertilizer
o    providing steam to Caulkins to dry orange peels for use in cattle feed
o    providing steam to Caulkins for wash-water cooling
o providing steam or chilled water for water temperature control at a nearby fish farm
o constructing a cold storage food distribution center to which the Facility would supply chilled water
o    providing chilled water to a nearby chicken house for cooling
o constructing a lumber kiln to dry wood using steam provided by the Facility
o    providing chilled water to a nearby flour mill for temperature control

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

Governmental Approvals

     The Partnership has obtained all material environmental permits and approvals required, as of September 30, 1999, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. A draft permit was issued by the Florida Department of Environmental Protection for comments by Federal Environmental Protection Agency. The EPA has responded with questions to which the Partnership is preparing answers. Based upon the extent of EPA's inquiries, the Partnership does not anticipate difficulties in obtaining a final Title V air permit.

Energy Prices

     In October 1999, FPL filed with the Florida Public Service Commission its projections for its 1997-1999 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Because capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. The Partnership has filed a complaint against FPL with respect to the interpretation of a provision of the Power Purchase Agreement related to this matter. Please see "Legal Proceedings"above. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the nine months ended September 30, 1999, FPL requested the Partnership to decommit the Facility numerous times and the Partnership typically exercised its rights to operate at minimum load (100MW) during such decommit requests. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices. Based upon FPL's projections, the Partnership does not expect that, if the filed projections prove to reflect actual rates, its dispatch rate will change materially during the period covered by such projections.

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

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        a) Reports on Form 8-K:

               The Partnership filed Reports on Form 8-K on March 22, March 29, June 11, and September 21, 1999 regarding the FPL litigation and changes in ownership.

        b) Exhibits:

               Exhibit 27 - Financial Data Schedule (electronic filing only)

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                INDIANTOWN COGENERATION, L.P.
                                                (Co-Registrant)


Date:  November 15, 1999                        ________________________
                                                John R. Cooper
                                                Vice President and
                                                Chief Financial Officer


                                                INDIANTOWN COGENERATION FUNDING
                                                CORPORATION
                                                (Co-Registrant)


Date:  November 15, 1999                        ________________________
                                                John R. Cooper
                                                Vice President and
                                                Chief Financial Officer