Form 10-Q
period 2000-03-31
INDIANTOWN COGENERATION LP
filed 2000-05-15
CIK 927632

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

                                 (301)-280-6800
              (Registrants' telephone number, including area code)


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

PART I  FINANCIAL INFORMATION                                          Page No.

Item 1  Financial Statements:

        Consolidated Balance Sheets as of March 31, 2000
          (Unaudited) and December 31, 1999................................1
        Consolidated Statements of Operations for the
          Three Months Ended March 31, 2000 (Unaudited)
          and March 31, 1999 (Unaudited)...................................3
        Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2000 (Unaudited) and March 31, 1999
          (Unaudited)......................................................4

        Notes to Consolidated Financial Statements (Unaudited).............5

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results of Operations...................8

PART II OTHER INFORMATION

Item 1  Legal Proceedings.................................................11

Item 5  Other Information.................................................13

Item 6  Exhibits and Reports on Form 8K...................................15

Signatures................................................................16



                                     PART I
                              FINANCIAL INFORMATION

                          Indiantown Cogeneration, L.P.
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                   ------------------------------------------
                                                                               March 31,                  December 31,
                           ASSETS                                                 2000                        1999
--------------------------------------------------------------             -------------------        ---------------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                           $          1,751,092       $            2,416,997
     Accounts receivable-trade                                                     13,774,244                   13,471,985
     Inventories                                                                    1,080,898                    1,146,017
    Prepaids                                                                        1,105,605                      807,372
     Deposits                                                                          44,450                       44,450
    Investments held by Trustee, including restricted funds
        of $19,337,518 and $2,752,669, respectively
                                                                                   26,981,798                    3,283,909
                                                                           -------------------        ---------------------
               Total current assets                                                44,738,087                   21,170,730
                                                                           -------------------        ---------------------

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                              14,524,232                   14,501,877

DEPOSITS                                                                              150,675                       80,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                           8,582,363                    8,582,363
     Electric and steam generating facilities                                     698,801,603                  698,401,089
     Less accumulated depreciation                                               (69,170,518)                 (65,534,397)
                                                                           -------------------        ---------------------
               Net property, plant & equipment                                    638,213,448                  641,449,055
                                                                           -------------------        ---------------------

FUEL RESERVE                                                                        1,286,368                    1,318,099

DEFERRED FINANCING COSTS, net of accumulated amortization of
    $44,060,794 and $43,854,648, respectively
                                                                                   16,126,122                   16,332,268
                                                                           -------------------        ---------------------

               Total assets                                                      $715,038,932                 $694,852,029
                                                                           ===================        =====================


The accompanying notes are an integral part of these consolidated balance sheets.


                         Indiantown Cogeneration, L. P.
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                   ------------------------------------------
                                                                       March 31,              December 31, 1999
LIABILITIES AND PARTNERS' CAPITAL                                         2000
--------------------------------------------------------------    ---------------------     ----------------------
                                                                      (Unaudited)

CURRENT LIABILITIES:
     Accrued payables/liabilities                                 $       8,299,252          $       7,584,406
     Accrued interest                                                    16,020,257                  2,267,017
     Current portion - First Mortgage Bonds                              11,533,135                 11,533,135
     Current portion lease payable - railcars                               314,152                    308,534
                                                                  ---------------------     ----------------------
               Total current liabilities                                 36,166,796                 21,693,092
                                                                  ---------------------     ----------------------

LONG TERM DEBT:
     First Mortgage Bonds                                               454,708,865                454,708,865
     Tax Exempt Facility Revenue Bonds                                  125,010,000                125,010,000
     Lease payable - railcars                                             4,194,490                  4,275,166
                                                                  ---------------------     ----------------------
               Total long term debt                                     583,913,355                583,994,031

      Reserve-Major Maintenance                                                 -0-                    920,356
                                                                  ---------------------     ----------------------
               Total liabilities                                        620,079,971                606,607,479
                                                                  ---------------------     ----------------------
PARTNERS' CAPITAL:
    Toyan Enterprises                                                    28,535,116                 26,517,489
    Palm Power Corporation                                                9,495,877                  8,824,455
    Indiantown Project Investment Partnership                            18,944,276                 17,604,787
    Thaleia                                                              37,983,512                 35,297,819
                                                                 ---------------------     ----------------------
               Total partners' capital                                   94,958,781                 88,244,550
                                                                 ---------------------     ----------------------
               Total liabilities and partners' capital           $      715,038,932      $         694,852,029
               Capital                                                 $721,268,887               $708,139,691
                                                                =====================      ======================


The accompanying notes are an integral part of these consolidated balance sheets.


                          Indiantown Cogeneration, L.P.
                      Consolidated Statements of Operations
          For the Three Months Ended March 31, 2000 and March 31, 1999
          ------------------------------------------------------------

                                                                 Three Months Ended            Three Months Ended
                                                                   March 31, 2000                March 31, 1999
                                                              -------------------------     -------------------------
Operating Revenues:                                                 (Unaudited)                 (Unaudited)

     Electric capacity and capacity bonus revenue                   $30,981,320                   $30,903,983
     Electric energy revenue                                         13,105,749                     4,818,398
     Steam revenue                                                       19,171                        28,634
         Total operating revenues                                    44,106,240                    35,751,015
                                                                     ----------                    ----------
Cost of Sales:
     Fuel and ash                                                    13,446,313                     5,320,617
     Operating and maintenance                                        4,263,406                     3,332,264
     Depreciation                                                     3,785,291                     3,907,783
                                                                     ----------                    ----------
         Total cost of sales                                         21,495,010                    12,560,664
                                                                     ----------                    ----------

Gross Profit                                                         22,611,230                    23,190,351
                                                                     ----------                    ----------

Other Operating Expenses:

     General and administrative                                       1,261,212                       982,748
     Insurance and taxes                                              1,501,719                     1,658,650
                                                                      ---------                     ---------
         Total other operating expenses                               2,762,931                     2,641,398
                                                                      ---------                     ---------

Operating Income                                                     19,848,299                    20,548,953
                                                                     ----------                    ----------

Non-Operating Income (Expenses):

     Interest expense                                               (14,453,537)                  (14,422,744)
     Interest/Other income                                              399,113                       391,183
                                                                    -----------                    -----------
         Net non-operating expense                                  (14,054,424)                  (14,031,561)
                                                                    ------------                  ------------

Income before cumulative effect  of
         change in accounting principle                                5,793,875                     6,517,392

Cumulative effect of change in accounting principle                      920,356                           -0-
                                                                    ------------                  --------------
Net Income                                                            $6,714,231                    $6,517,392
                                                                    ============                  ==============


The accompanying notes are an integral  part of  these consolidated statements.




                          Indiantown Cogeneration, L.P.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
               --------------------------------------------------
                                                                            Three Months              Three Months
                                                                                Ended                     Ended
                                                                              March 31,                 March 31,
                                                                                2000                      1999
                                                                         --------------------     ----------------------
                                                                             (Unaudited)               (Unaudited)

    CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                      $         6,714,231       $         6,517,392
             Adjustments to reconcile net income to net
                cash provided by operating activities:
                   Depreciation and amortization                                   3,991,437                  4,117,408
                   (Increase)decrease in accounts receivable                       (302,259)                    865,940
                   Decrease in inventories and fuel reserves                          96,850                  2,067,354
                   Increase in deposits and prepaids                               (368,908)                  (333,915)
                   Increase in accounts payable, accrued liabilities
                       and accrued interest                                       14,468,086                 10,777,675
                   (Decrease) increase in major maintenance
                       reserve                                                     (920,356)                    102,195
                   (Decrease)in lease payable                                       (75,058)                   (65,831)
                                                                         --------------------     ----------------------
                           Net cash provided by operating activities              23,604,023                 24,044,218
                                                                         --------------------     ----------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property, plant & equipment                                  549,684                  (455,975)
            Increase in investment held by trustee                              (23,720,244)               (23,831,797)
                                                                         --------------------     ----------------------
                           Net cash used in investing activities                (24,269,928)               (24,287,772)
                                                                         --------------------     ----------------------
    CHANGE IN CASH AND CASH EQUIVALENTS                                            (665,905)                  (243,554)
    CASH and CASH EQUIVALENTS, beginning of year                                   2,416,997                  2,419,089
                                                                          -------------------     ----------------------
    CASH and CASH EQUIVALENTS, end of period                              $        1,751,092      $           2,175,535
                                                                          ===================     ======================


The accompanying notes are an integral  part of these consolidated statements.

                          Indiantown Cogeneration, L.P.
                   Notes to Consolidated Financial Statements
                              As of March 31, 2000
                                   (Unaudited)

1.   ORGANIZATION AND BUSINESS:
     -------------------------

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

     The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD,IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                As of             As of                As of             As of                 As of
                August 21,        October 20,          June 4,           September 20,         November 24,
                1998              1998                 1999              1999                  1999
                ----              ----                 ----              ----                  ----
Toyan           30.05%            30.05%               30.05%            30.05%                30.05%
Palm            10%               10%*                 10%*              10%*                  10%*
IPILP           19.95%**          19.95%**             19.95%            19.95%                19.95%
TIFD            40%               40%                  20.1%             .1%                   --
Thaleia         --                --                   19.9%*            39.9%*                40%*

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

        The Partnership is managed by PG&E Generating Company ("PG&E Gen"), formerly known as U.S. Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating Services
Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). PG&E Gen and PG&E OSC are general partnerships wholly-owned by PG&E Generating Company, LLC, an indirect wholly-owned subsidiary of PG&E Corporation.

2.      FINANCIAL STATEMENTS:

        The consolidated balance sheets as of March 31, 2000, and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Partnership, without audit and in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000 and 1999.

        The financial statements and related notes contained herein should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

Investments Held by Trustee

        The investments held by trustee represent bond and equity proceeds and revenue funds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the Partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $2.0 million is also held in long term assets in the accompanying balance sheets.

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

Change in Accounting Principle

        The Partnership's depreciation is based on the plant being considered as a single property unit. Certain components within the plant will require replacement or overhaul several times within the estimated life of the plant. The scheduled major overhaul represented an accrual for anticipated expenditures for scheduled significant replacement and overhaul costs of the Facility. The expense was being recognized ratably over the scheduled overhaul cycle of the related equipment.

        It is anticipated that the Securities and Exchange Commission ("SEC") will issue a ruling during fiscal year 2000, which will change the allowed methods of accounting for scheduled major overhauls. In this ruling, the SEC is expected to announce that it will not accept the accrue-in-advance method of accounting for scheduled major overhauls. The Partnership has, therefore, changed its method of accounting for scheduled major overhaul to the as incurred method. The SEC's anticipated ruling will allow companies to recognize the change as a cumulative effect of a change in accounting principle in the year of adoption. As such, the Partnership has reflected a cumulative effect of a change in accounting principle of $920,356 in its financial statements for the period ending March 31, 2000.

New Accounting Pronouncement

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

3.  DEPOSITS:

        In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of March 31, 2000 and December 31, 1999, estimated present value of this deposit was $150,675 and $80,000, respectively. The remaining balance has been included in property plant, and equipment as part of total construction expenses.

Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements of the Partnership and the notes thereto included elsewhere in this report.

General

     The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. As of March 31, 2000, the Partnership had approximately $638 million of property, plant and equipment (net of accumulated depreciation) consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing cost, and other costs directly associated with the construction of the Facility. For the three months ended March 31, 2000, the Partnership had total operating revenues of approximately $
44.1 million, total operating costs of $24.3 million, total net interest expenses of approximately $14.0 million, and a cumulative effect of change in accounting principle of $0.9 million resulting in net income of approximately $6.7 million.

     The Partnership is engaged in litigation with FPL, the Partnership's primary source of revenue. Under certain circumstances, an adverse ruling in the litigation could have a material adverse effect on the Partnership's business and financial condition. Please see Part II Item 1, Legal Proceedings, for a description of the litigation, and Part II, Item 5, Other Information, for a description of the Partnership's options to mitigate the risk posed by an adverse ruling in such litigation.

     The Partnership has obtained all material environmental permits and approvals required as of March 31, 2000, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

     The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

Results of Operations

        For the three months ending March 31, 2000 and 1999, the Facility achieved an average Capacity Billing Factor of 100.01% and 101.64%, respectively. This resulted in earning monthly capacity payments aggregating $28.2 million and $28.1 million and bonuses aggregating $2.8 million for the three months ended March 31, 2000 and 1999. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. During the three months ended March 31, 2000, the Facility was dispatched by FPL and generated 571,896 megawatt-hours compared to 208,484 megawatt-hours during the same period in 1999. The increase was due to higher oil and gas prices incurred by FPL during the first quarter to generate energy. The monthly dispatch rate for the first three months of 2000 ranged from 73% to 87%, as compared to a range of 18% to 35% for the corresponding period in 1999.

        Net income for the three months ended March 31, 2000, was approximately $6.7 million compared to the net income of approximately $6.5 million for the corresponding period in the prior year. The $0.2 million increase is primarily attributable to lower net energy costs of $0.1 million, an increase in capacity revenue of $0.1 million, a reduction in insurance and taxes of $0.2 million, and an expense reversal of $0.9 million for a cumulative change in accounting principle relating to major maintenance costs. This is offset by higher general and administrative costs of $0.2 million for legal fees for the FPL litigation and an increase in operating and maintenance costs of $0.9 million due to the increase in dispatch.

Electric Energy Revenues

                                             For the three months ended

                                     March 31, 2000              March 31, 1999
                                     --------------              --------------
Revenues                             $ 44.1 million              $35.7  million
KWhs                                  571.9                      208.5
Average Capacity Billing Factor       100.01%                    101.64%
Average Dispatch Rate                  80.45%                     29.56%


        For the three months ended March 31, 2000, the Partnership had total operating revenues of approximately $44.1 million as compared to $35.7 million for the corresponding period in the prior year. The $8.4 million increase in operating revenue is primarily due to higher energy revenue resulting from higher dispatch by FPL.

        Costs of revenues for the three months ended March 31, 2000, were approximately $21.5 million on sales of 571,896 MWhs as compared to $12.6 million on sales of 208,484 MWhs for the corresponding period in the prior year. This increase is primarily a result of higher fuel and ash costs of $8.2 million and an increase of $0.9 million for operating and maintenance costs, both resulting from higher dispatch.

        Total other operating expenses for the three months ended March 31, 2000, were approximately $2.8 million compared to the $2.6 million of total other operating expenses for the corresponding period in the prior year. The $0.2 million increase is due to higher general and administrative expenses for legal expenses for the FPL litigation.

        Net interest expense for the three months ended March 31, 2000, of approximately $14.0 million compared to $14.0 million of net interest expense for the same period in the prior year.

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

     The Partnership's total borrowings from inception through March 2000 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2000, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

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

The weighted average interest rate paid by the Partnership on its debt for the three months ended March 31, 2000 and 1999, was 9.204% and 9.167%, respectively.

        The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of March 31, 2000, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

        The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a rolling term of five years, subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of March 31, 2000, no drawings have been made on the debt service reserve letter of credit.

        In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. As of March 31, 2000, thirteen working capital loans had been made to the Partnership under the working capital loan facility. All working capital loans were repaid.

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

        The complaint asserted causes of action for (i) FPL's breach of the Power Purchase Agreement, (ii) FPL's anticipatory repudiation of the Power Purchase Agreement, (iii) breach of the implied covenant of good faith, fair dealing and commercial reasonableness and (iv) a declaratory judgment by the court of the rights of the parties under the Power Purchase Agreement. The Partnership seeks (a) a declaratory ruling that FPL's actions constitute a breach of the terms of the Power Purchase Agreement and that the Partnership has the absolute right to operate the Facility at Minimum Load (except for reasons of safety or system security) at the rates provided for in the Power Purchase Agreement, (b) injunctive relief preventing FPL from further violating the Power Purchase Agreement, (c) compensatory damages and (d) other relief as the court may deem appropriate.

        On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. The second amended complaint which was filed on March 21, 2000, is attached as an exhibit to the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. On April 7, 2000, FPL filed a motion to dismiss ICL's second amended complaint and the Partnership filed its opposition papers April 21, 2000. The Court has not yet ruled on FPL's motion to dismiss the second amended complaint. The Court has also ordered a mediation session. In addition, a trial period has been established by the Court in April 2001.

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

Governmental Approvals

        The Partnership has obtained all material environmental permits and approvals required, as of March 31, 2000, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

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

Energy Prices

        In October 1999, FPL filed with the Florida Public Service Commission its projections for its 2000-2001 "as available" energy costs (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the purchase of energy from the Facility and other Qualifying Facilities). The projections filed by FPL are lower for certain periods than the energy prices specified in the Power Purchase Agreement for energy actually delivered by the Facility. At other times, the projections exceed the energy prices specified in the Power Purchase Agreement. Should FPL's "as available" energy cost projections prove to reflect actual rates, FPL may elect, pursuant to its dispatch and control rights over the Facility set forth in the Power Purchase Agreement, to run the Facility less frequently or at lower loads than if the Facility's energy prices were lower than the cost of other energy sources available to FPL. Since capacity payments under the Power Purchase Agreement are not affected by FPL's dispatch of the Facility and because capacity payments are expected by the Partnership to cover all of the Partnership's fixed costs, including debt service, the Partnership currently expects that, if the filed projections prove to reflect actual rates, such rates and the resulting dispatch of the Facility will not have a material adverse effect on the Partnership's ability to service its debt. To the extent the Facility is not operated by FPL during Caulkins' processing season (November to June), the Partnership may elect to run the Facility at a minimum load or shut down the Facility and run auxiliary boilers to produce steam for Caulkins in amounts required under the Partnership's steam agreement with Caulkins. Such operations may result in decreased net operating income for such periods. The Partnership expects that the decrease, if any, will not be material. For the three months ended March 31, 2000, FPL has not requested the Partnership to decommit the Facility. The Partnership's election to operate at minimum load has not had a material impact on the Partnership or its financial condition although energy delivered during such operations is sold at reduced prices.

Debt Service Reserve Account

        As permitted by the Partnership's financing arrangements, on August 19, 1998, the Partnership requested that the balance in the Debt Service Reserve Account be reduced to the Debt Service Reserve Account Required Balance by reducing the Debt Service Reserve Letter of Credit. On January 11, 1999, the reduction was approved. The Debt Service Reserve Account now contains the $29,609,840 Debt Service Reserve Letter of Credit and $12,501,000 of cash (available only as a debt service reserve for the Tax Exempt Bonds).

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        a) Reports on Form 8-K:

               None

        b) Exhibits:

      Exhibit
        No.                          Description
        --                           -----------
        27                      Financial Data Schedule

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                               INDIANTOWN COGENERATION, L.P.
                                               (Co-Registrant)


Date:  May 15, 2000                            ______________________________
                                               John R. Cooper
                                               Vice President and
                                               Chief Financial Officer



                                                INDIANTOWN COGENERATION FUNDING
                                                CORPORATION
                                                (Co-Registrant)

Date:  May 15, 2000                             _____________________________
                                                John R. Cooper
                                                Vice President and
                                                Chief Financial Officer