Form 10-K
period 2000-12-31
INDIANTOWN COGENERATION LP
filed 2001-03-30
CIK 927632

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

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


                      7500 Old Georgetown Road, 13th Floor
                          Bethesda, Maryland 20814-6161
              -----------------------------------------------------
              (Registrants' Address of principal executive offices)

                                 (301)-718-6800
              -----------------------------------------------------
              (Registrants' telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 29, 2001, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value outstanding.

                          Indiantown Cogeneration, L.P.

                   Indiantown Cogeneration Funding Corporation

                                    PART I                          Page Number

Item 1  Business...............................................           1
Item 2  Properties.............................................           7
Item 3  Legal Proceedings......................................           7
Item 4  Submission of Matters to a Vote
               of Security Holders.............................           9

                                    PART II

Item 5  Market for the Registrant's Common
               Stock and Related Security Holder Matters........         10

Item 6  Selected Financial Data.................................         10
Item 7  Management's Discussion and Analysis of
               Financial Condition and Results of Operations....         11

Item 7A Qualitative and Quantitative Disclosures About
               Market Risk......................................         15

Item 8  Financial Statements and Supplementary Data.............         16
Item 9  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure...........         39

                                    PART III

Item 10 Directors and Executive Officers........................         40
Item 11 Remuneration of Directors and Officers..................         41
Item 12 Security Ownership of Certain Beneficial Owners
               and Management...................................         41

Item 13 Certain Relationships and Related Transactions..........         41

                                    PART IV

Item 14 Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.....................................         42

        Signatures..............................................         45

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

        The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly owned special purpose indirect subsidiary of PG&E National Energy Group, Inc. ("NEG, Inc."), and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering of $505,000,000 of First Mortgage Bonds. ICL Funding has no separate operations and has only $100 in assets.

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

        The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:

                     As of           As of           As of           As of          As of
                  August 21,       October 20,      June 4,      September 20,    November 24,
                     1998             1998           1999            1999            1999
                     ----             ----           ----            ----            ----
Toyan               30.05%           30.05%         30.05%          30.05%           30.05%
Palm                  10%               10%*           10%*            10%*             10%*
IPILP              19.95%**          19.95%**       19.95%          19.95%           19.95%
TIFD                  40%               40%          20.1%            0.1%              --
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

        The Partnership is managed by PG&E National Energy Group Company ("NEG"), formerly known as PG&E Generating Company, pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating
Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). NEG and PG&E OSC are general partnerships wholly owned by NEG, Inc.

       NEG, Inc. is a wholly-owned indirect subsidiary of PG&E Corporation. Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. Management of NEG believes that NEG and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation.

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

        Payments from FPL pursuant to the Power Purchase Agreement provide approximately 99% of Partnership revenues. Under and subject to the terms of the Power Purchase Agreement, FPL is obligated to purchase electric generating capacity made available to it and associated energy from the Facility through December 22, 2025.

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

        The Partnership has a coal purchase agreement (the "Coal Purchase Agreement") with Lodestar Energy, Inc. ("Lodestar") pursuant to which Lodestar supplies all of the Facility's coal needs, which are estimated to be 1 million tons of coal per year. The Partnership has no obligation to purchase a minimum quantity of coal under the Coal Purchase Agreement. The fuel price escalation provisions in the Coal Purchase Agreement are substantially the same as escalation of the fuel price component of the energy price contained in the Power Purchase Agreement with FPL. This mechanism is intended to mitigate any mismatch between the price the Partnership pays for coal and the energy payments received from FPL. Lodestar's parent, Lodestar Holding's Inc., announced in November, 2000 that it did not make a scheduled interest payment on its outstanding debt and that its primary surety of its performance bonds no longer meets local, state, and federal credit requirements. As of March 19, 2001, the interest payment remained unpaid and no alternative bonding arrangements had been made. The Partnership is currently evaluating alternative sources of coal and options for ash disposal. Such alternatives may result in increased fuel costs and waste handling expenses to the Partnership.

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

        The Partnership entered into a lime purchase agreement (the "Lime Purchase Agreement") with Chemical Lime Company ("Chemlime"), an Alabama corporation, to supply the lime requirements of the Facility's dry scrubber and sulfur dioxide removal system. The initial term of the Lime Purchase Agreement is 15 years from the commercial operation date. Chemlime is obligated to provide all of the Facility's lime requirements, but the Partnership has no obligation to purchase a minimum quantity of lime. The price of lime was renegotiated in 1999 for a three-year period beginning January 1, 2000. Chemlime notified the Partnership of its intention to cancel the agreement effective in the first quarter of 2002. The Partnership expects to put a replacement contract in place during the third quarter of 2001.

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

Employees

        The Partnership has no employees and does not anticipate having any employees in the future because, under a management services agreement, NEG acts as the Partnership's representative in all aspects of managing the operation of the Facility as directed by the Partnership's Board of Control. As noted above, PG&E OSC is providing operations and maintenance services for the Partnership.

Business Strategy and Outlook

        The Partnership's overall business plan is to safely produce clean, reliable energy at competitive prices. The Facility commenced commercial operation on December 22, 1995 and completed its fifth full calendar year of operation on December 31, 2000.

        During 2000, the Facility produced 2,343,677 MW-hr of energy for sale to FPL compared to 1,745,760 MW-hr in 1999. This increase was due primarily to FPL's higher dispatch of the Facility. Dispatch of the Facility by FPL averaged approximately 87.56% over the year compared to 65.41% for 1999.

        The Facility produced approximately 649 million pounds of steam for sale to Caulkins in 2000 compared to approximately 390 million pounds in 1999 thereby exceeding the minimum requirements to maintain Qualifying Facility status. The 259 million-pound increase in steam deliveries was due primarily to higher production of juice by Caulkins in 2000.

        The Facility ended the year with a twelve-month rolling average Capacity Billing Factor of 98.636% in 2000 and 100.636% in 1999. The Capacity Billing Factor measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability. Cash flows during 2000 were sufficient to fund all operating expenses and debt repayment obligations.

          Dispatch of the unit by FPL during the summer months is expected to be similar to 2000 levels. Dispatch during the winter is highly dependent on weather and FPL's cost of running its oil and gas fired units. Caulkins expects a strong citrus crop for processing in 2001 and steam demand from Caulkins is expected to be similar to 2000 levels.

        The Facility is planning on four weeks of scheduled outages during 2001 to perform routine inspections and maintenance. The primary outage is scheduled for October and November 2001, which is before or at the beginning of citrus production.

               In the absence of any major equipment failures, unit availability is expected to be comparable to 2000 levels. If this is achieved, the Capacity Billing Factor and associated capacity bonuses would be similar.

        The Partnership believes that its current financial resources will be adequate to cover operating expenses and debt repayment obligations in 2001.

Forward Looking Statements

       When used in this report, words or phrases that are predictions of or indicate future events and trends are subject to a number of risks and uncertainties which could cause actual results to differ materially from those projected. Given such uncertainties, readers are cautioned not to place undue reliance on such statements. The Partnership undertakes no obligation to publicly update or revise any forward-looking statement to reflect current or future events or circumstances.

Governmental Approvals

        The Partnership has obtained all material environmental permits and approvals required, as of December 31, 2000, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits. The Partnership timely filed its application for a Title V air permit on May 24, 1996. The permit was issued on October 11, 1999.

        On December 22, 1999, the Partnership submitted to the Florida Department of Environmental Protection ("DEP") a request for amendments to the Site Certification and an application for modifications of the Site Certificate. The amendments to the Site Certification are being provided to inform DEP of certain changes to the Facility's design and operation. The requests will not require changes to the Conditions of Certification for the Facility and do not involve significant environmental impacts that would require new environmental permits or approvals. Also submitted was an application for modifications of the Site Certificate, which describes other proposed changes to the Facility design and operations. The modifications will require changes to the Conditions of Certification. The requests include modifications to allow the addition of a carbon dioxide plant and clarifications of the operation of the auxiliary boilers related to operation rules. DEP approved these site certification changes on April 20, 2000.

        The DEP has proposed to modify the conditions of the Site Certification to allow emergency discharge of cooling water and process water to conform to NPDES Permit Number FL0183750, which was issued on January 19, 2000.

On November 10, 2000 the Partnership submitted to the DEP an application for modifications to the Site Certificate. The proposed modifications include a requested increase of the groundwater withdrawal, clarification of authority to allow emergency water withdrawals, changes to groundwater monitoring requirements and programs, and changing the address of the facility. On March 14, 2001 DEP approved and issued a final order modifying the Conditions of Certification related to South Florida Management District ("SFWMD") authority to authorize withdrawals of ground or surface water and a modification for storage pond elevation changes. The remaining modifications remain under review with DEP.

Item 2         PROPERTIES

        The Facility is located in a predominantly industrial area in southwestern Martin County, Florida, on approximately 240 acres of land owned by the Partnership (the "Site"). Other than the Facility, the Site, and the make-up water pipeline and associated equipment, the Partnership does not own or lease any material properties.

Item 3         LEGAL PROCEEDINGS

Dispute with FPL

        On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL since March 10, 1999, in which FPL purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violated the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

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

        On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts, which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint, which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. FPL was expected to file a new motion to dismiss the amended complaint. The second amended complaint, which was filed on March 21, 2000, is attached as an exhibit to the Report.

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

        On December 19, 2000, FPL and the Partnership participated in a mediation conference with respect to the pending litigations described herein. As a result of this conference, FPL and the Partnership executed two Settlement Agreements intended to resolve all pending litigation. Only the Settlement Agreement for the pending federal court litigation requires amendment of the power sales agreement. The amendment must be approved by the Florida Public Service Commission, and certain conditions set forth in the Indenture for the Bonds, including confirmation of the Bonds' investment grade rating, must be met for it to become effective.

        An outline of the business terms set forth in this Settlement Agreement provides that if the Facility is off-line for any reason, the Partnership shall have the right, upon up to 6 hours notice and subject only to safety and system reliability issues, to reconnect to FPL's system and produce up to 100 MW. The Settlement Agreement provides that if this occurs when FPL has decommitted the Facility, the Partnership will be paid FPL's actual "as available" energy rates for the first 360 of such hours each year (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the production or purchase of energy from the Facility and other sources). If fewer than 360 hours are used in any year, FPL may carry the balance forward, not to exceed a total of 1440 hours in any year. If the hours accumulated exercising this reconnection right exceed FPL's balance, the Partnership will be paid for energy produced during those hours at the energy rates set forth under the power sales agreement.

        Management of the Partnership believes that this resolution provides the Partnership with the flexibility it requires to maintain its Qualifying Facility status without materially adversely affecting the Project.

        On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. The Settlement Agreement provides that the Partnership will include in future calculations of its fuel costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, ash, lime, and fuel transportation subject to execution of a definitive agreement embodying the terms of this Settlement Agreement. The Partnership will make a one time payment of $800,000 to FPL as settlement for disputed amounts under fuel audits performed for calendar years 1997 and 1998.

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

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Partnership during 2000.

                                     PART II

Item 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
        RELATED SECURITY HOLDER MATTERS
        --------------------------------------------

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

Item 6   SELECTED FINANCIAL DATA
         -----------------------

The selected financial data of the Partnership presented below, which consists primarily of certain summary consolidated balance sheet information of the Partnership as of December 31, 2000, 1999, 1998, 1997, and 1996, should be read in conjunction with Item 7 of this report, "Management's Discussion an Analysis of Financial Condition And Results of Operations", and with the Partnership's consolidated financial statements appearing elsewhere in this report. The Partnership, which was in the development stage through December 21, 1995, began construction of the Facility in October 1992 and declared commercial operation of the Facility on December 22, 1995. The financial statements and supplementary data required by this item are presented under Item 8.

                                           2000              1999                1998               1997              1996
                                           ----              ----                ----               ----              ----
Total Assets                             $680,669,565     $694,852,029        $708,139,691      $735,468,011       $753,669,863
Long-Term Debt                            572,521,507      583,994,031         595,835,699       606,119,747        616,651,805
Total Liabilities                         595,689,890      606,607,479         616,339,161       629,342,447        637,472,694
Capital Distributions                      25,400,000       25,970,000          35,680,000        28,080,382         36,395,054
Total Partners' Capital                    84,979,675       88,244,550          91,800,530       106,125,564        116,197,169

Property, Plant & Equipment, Net
                                          628,354,758      641,449,0555        654,188,458       668,464,373        682,214,731
Operating Revenues                        177,790,391      163,270,119         159,183,399       162,517,435        158,845,947

Net Income                                 22,135,125       22,414,021          21,354,967        18,008,777         11,790,051


     The following is a summary of the quarterly results of operations (unaudited) for the years ended December 31, 2000 and 1999.

                                                                    Quarter Ended
                                 March 31       June 30    September 30      December 31       Total
                                 --------       -------    ------------      -----------       -----
                                                         (in thousands)

2000
----
Operating revenues                $44,106       $42,589       $47,318          $43,777        $177,790
Gross profit                       22,611        20,965        22,977           20,813          87,367
Net income before
  cumulative change in
  accounting principle
                                    5,794         4,529         6,466            4,426          21,215
Net income                          6,714         4,529         6,466            4,426          22,135


1999
----
Operating revenues                $35,751       $40,457       $45,600          $41,462        $163,270
Gross profit                       23,190        21,743        22,313           21,235          88,481
Net income                          6,517         5,108         5,794            4,995          22,414



Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations

Year ended December 31, 2000 Compared to the Year Ended December 31, 1999
-------------------------------------------------------------------------

        For the years ended December 31, 2000 and 1999, the Partnership had total operating revenues of $177.8 million and $163.3 million, respectively. This increase in 2000 was attributable primarily to increased energy revenues of $14.2 million and by increased capacity bonus and capacity revenues of $0.3 million. For the years ending December 31, 2000 and 1999, the Facility achieved an average Capacity Billing Factor of 98.64% and 100.64% respectively. This decrease was primarily attributable to minor mechanical problems with turbine control valves. This resulted in earning full monthly capacity payments aggregating $112.8 million for the year in 2000 and $112.5 million for the year in 1999. Bonuses aggregated $11.2 million for the year in both 2000 and 1999. The increased revenues from capacity are due primarily to the quarterly escalations on the fixed operating & maintenance component of the capacity charge. The higher energy revenues are due primarily to greater dispatch levels by FPL. During 2000 and 1999, the Facility was dispatched by FPL and generated 2,343,677 megawatt-hours and 1,745,760 megawatt-hours, respectively. The monthly average dispatch rate requested by FPL was 87.6% and 65.4% for the twelve months ended December 31, 2000 and 1999, respectively. Total operating costs were $102.1 million and $85.5 million for the years ended December 31, 2000 and 1999, respectively. This increase was due primarily to an increase of $16.1 million in fuel and ash costs, both resulting from higher dispatch by FPL, and an increase of $0.7 million in general and administrative expenses relating to the FPL litigation costs. For the years ended December 31, 2000 and 1999, the total net interest expense was approximately $54.5 million and $55.4 million, respectively. The decrease was primarily due to a $0.8 million reduction in bond interest expense due to installment payments of the Series A-9 First Mortgage Bonds on June 15, 2000 and on December 15, 2000, an increase in interest income of $0.3 million, and an increase in letter of credit fees of $0.2 million. Net income was $22.1 million and $22.4 million for the twelve months ended December 31, 2000 and 1999, respectively. This $0.3 million decrease was primarily attributable to a $16.6 million increase in operating costs offset by the increased revenues of $14.5 million, the effect of a cumulative change in accounting principle for major maintenance of $0.9 million, and a decrease in net interest expense of $0.9 million.

        As of December 31, 2000 and 1999 the Partnership had approximately $628.4 million and $641.4 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $15.0 million, offset by $2.1 million of capital improvements.

Year ended December 31, 1999 Compared to the Year Ended December 31, 1998
-------------------------------------------------------------------------

        For the years ended December 31, 1999 and 1998, the Partnership had total operating revenues of $163.3 million and $159.2 million, respectively. This increase was attributable primarily to increased energy revenues of $3.9 million and by increased capacity bonus and capacity revenues of $0.2 million. For the years ending December 31, 1999 and 1998, the Facility achieved an average Capacity Billing Factor of 100.64% and 101.038% respectively. The decrease was primarily attributable to minor mechanical problems. This resulted in earning full monthly capacity payments aggregating $112.5 million for the year in 1999 and $112.3 million for the year in 1998. Bonuses aggregated $11.2 million for the year in both 1999 and 1998. The increased revenues from capacity are due primarily to the quarterly escalations on the Fixed O&M component. The higher energy revenues are due primarily to greater dispatch levels by FPL. Total operating costs were $85.5 million and $80.6 million for the years ended December 31, 1999 and 1998, respectively. This increase was due primarily to an increase of $3.6 million in fuel and ash costs, both resulting from higher dispatch by FPL and an increase of $1.0 million in operations and maintenance expenses. During 1999 and 1998, the Facility was dispatched by FPL and generated 1,745,760 megawatt-hours and 1,485,008 megawatt-hours, respectively. The monthly average dispatch rate requested by FPL was 65.4% and 51.6% for the twelve months ended December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1998, the total net interest expense was approximately $55.4 million and $56.4 million, respectively. The decrease was primarily due to a $0.8 million reduction in bond interest expense due to the maturity of Series A-7 of the First Mortgage Bonds on June 15, 1999 and Series A-8 of the First Mortgage Bonds on December 15, 1999, a reduction in LOC fees of $0.4 million, and a reduction in interest income of $0.2 million. Net income was $22.4 million and $21.4 million for the twelve months ended December 31, 1999 and 1998, respectively. This $1.0 million increase was primarily attributable to the increased revenues of $4.1 million and the effect in 1998 for the write off of $0.8 million for start-up costs, a $1.0 million decrease in net interest expense and offset by a $4.9 million increase in operating costs.

        As of December 31, 1999 and 1998, the Partnership had approximately $641.4 million and $654.2 million, respectively, of property, plant and equipment consisting primarily of purchased equipment, construction related labor and materials, interest during construction, financing costs, and other costs directly associated with the construction of the Facility. This decrease is due primarily to depreciation of $15.2 million, offset by $2.1 million of capital improvements.

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

         The Partnership's total borrowings from inception through December 2000 were $769 million. The equity loan of $139 million was repaid on December 26, 1995. As of December 31, 2000, the outstanding borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bond proceeds. The First Mortgage Bonds have matured as follows:

      Series              Aggregate Principal Amount      Date Matured and Paid
      ------              --------------------------      ---------------------
       A-1                     $4,397,000                    June 15, 1996
       A-2                      4,398,000                    December 15, 1996
       A-3                      4,850,000                    June 15, 1997
       A-4                      4,851,000                    December 15, 1997


       A-5                      5,132,000                    June 15, 1998
       A-6                      5,133,000                    December 15, 1998
       A-7                      4,998,000                    June 15, 1999
       A-8                      4,999,000                    December 15, 1999**


       **Note the A-9 Series does not fully mature until December 15, 2010.

       The weighted average interest rate paid by the Partnership on its debt for the years ended December 31, 2000 and 1999, was 9.204% and 9.182% respectively.

        The Partnership, pursuant to certain of the Project Contracts, is required to post letters of credit which, in the aggregate, will have a face amount of no more than $65 million. Certain of these letters of credit have been issued pursuant to a Letter of Credit and Reimbursement Agreement with Credit Suisse First Boston and the remaining letters of credit will be issued when required under the Project Contracts, subject to conditions contained in such Letter of Credit and Reimbursement Agreement. As of December 31, 2000, no drawings have been made on any of these letters of credit. The Letter of Credit and Reimbursement Agreement has a term of seven years subject to extension at the discretion of the banks party thereto.

        The Partnership entered into a debt service reserve letter of credit and reimbursement agreement, dated as of November 1, 1994, with BNP Paribas (formerly known as Banque Nationale de Paris) pursuant to which a debt service reserve letter of credit in the amount of approximately $60 million was issued. This agreement has a term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit became available on the Commercial Operation Date of the Facility to pay principal and interest on the First Mortgage Bonds, the 1994 Tax Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on for the Tax Exempt Bonds prior to any drawings on the debt service reserve letter of credit. As of December 31, 2000, no drawings have been made on the debt service reserve letter of credit. On January 11, 1999, in accordance with the Partnership's financing documents, the debt service reserve letter of credit was reduced to approximately $30 million, which, together with cash in the debt service reserve account, represents the maximum remaining semi-annual debt service on the First Mortgage Bonds and the 1994 Tax Exempt Bonds.

        In order to provide for the Partnership's working capital needs, the Partnership entered into a Revolving Credit Agreement with Credit Suisse First Boston dated as of November 1, 1994. This Agreement has a term of seven years subject to extension at the discretion of the banks party thereto. The revolving credit agreement has a maximum available amount of $15 million and may be drawn on by the Partnership from time to time. The interest rate is based upon various short-term indices at the Partnership's option and is determined separately for each draw. During 2000, working capital loans were made to the Partnership under the working capital loan facility. All working capital loans were repaid in a timely manner and as of December 31, 2000 no borrowings were outstanding.

       For 2001, we have identified possible capital improvements that will enhance the reliability of the facility. This list includes the purchase of heavy mobile equipment, baghouse upgrades, additional upper aquifer wells, and water treatment modifications.

Item 7A  Qualitative and Quantitative Disclosures About Market Risk
         ----------------------------------------------------------

        The only material market risk to which the Partnership is exposed is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to the opportunity costs of long-term fixed rate obligations in a falling interest rate environment.

The table below presents principal, interest and related weighted average interest rates by year of maturity (in thousands).


--------------------------------------------------------------------------------------------------------------------------------
DEBT (all fixed rate)           2001        2002        2003        2004        2005       Thereafter       Total     Fair Value
                                ----        ----        ----        ----        ----       ----------       -----     ----------

Tax Exempt Bonds:
Principal                       $0.0        $0.0        $0.0        $0.0        $0.0        $125,010      $125,010     $127,510

Interest                      $9,865      $9,865      $9,865      $9,865      $9,865        $175,683      $225,012

Average Interest Rate          7.89%       7.89%       7.89%       7.89%       7.89%           7.89%

First Mortgage Bonds:
Principal                    $11,141     $11,460     $14,566     $16,785     $16,257        $384,499      $454,708     $492,484

Interest                     $43,217     $42,178     $41,045     $39,645     $38,102        $282,582      $486,769

Average Interest Rate          9.56%       9.57%       9.58%       9.59%       9.61%           9.71%
--------------------------------------------------------------------------------------------------------------------------------


Item 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
               -------------------------------------------

        Index to Financial Statements                                  Page
        -----------------------------                                  ----
        Report of Independent Public Accountants                        18
        Consolidated Balance Sheets                                     19
        Consolidated Statements of Operations                           21
        Consolidated Statements of Changes in Partners' Capital         22
        Consolidated Statements of Cash Flows                           23
        Notes to Consolidated Financial Statements                      24

                    Report of independent public accountants

To Indiantown Cogeneration, L.P.:

We have audited the accompanying consolidated balance sheets of Indiantown Cogeneration, L.P., (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indiantown Cogeneration, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Partnership changed its method of accounting for scheduled major overhauls in 2000 and costs of start-up activities in 1998.

Vienna, Virginia

January 11, 2001 (except with respect to matters discussed in Note 1, as to which the date is March 15, 2001)



                 Indiantown Cogeneration, L.P. and Subsidiaries
                           Consolidated Balance Sheets
                        As of December 31, 2000 and 1999
                        --------------------------------

                                  ASSETS                                              2000                      1999
----------------------------------------------------------------------       ------------------        ------------------

CURRENT ASSETS:
     Cash and cash equivalents                                               $          821,955         $       2,416,997
     Accounts receivable-trade                                                       13,853,485                13,471,985
     Inventories                                                                      2,116,636                 1,146,017
     Prepaid expenses                                                                   800,238                   807,372
     Deposits                                                                            44,450                    44,450
     Investments held by Trustee, including restricted funds
     of $2,694,068 and $2,752,669 respectively                                        2,980,292                 3,283,909
                                                                             ------------------        ------------------
               Total current assets                                                  20,617,056                21,170,730

INVESTMENTS HELD BY TRUSTEE,
     restricted funds                                                                15,108,428                14,501,877

DEPOSITS                                                                                159,365                    80,000

PROPERTY, PLANT & EQUIPMENT:
     Land                                                                             8,582,363                 8,582,363
     Electric and steam generating facilities                                       700,310,050               698,401,089
     Less - accumulated depreciation                                               (80,537,655)              (65,534,397)
                                                                             ------------------        ------------------
              Net property, plant & equipment                                      628,354,758               641,449,055

FUEL RESERVE                                                                           922,254                 1,318,099

DEFERRED FINANCING COSTS, net of accumulated
amortization of $44,679,212 and $43,854,648 respectively                            15,507,704                16,332,268
                                                                             ------------------        ------------------
               Total assets                                                   $    680,669,565         $     694,852,029
                                                                             ==================        ==================


The accompanying notes are an integral part of these consolidated balance sheets.



                 Indiantown Cogeneration, L.P. and Subsidiaries
                           Consolidated Balance Sheets
                        As of December 31, 2000 and 1999
                        --------------------------------

LIABILITIES AND PARTNERS' CAPITAL                                                2000                      1999
---------------------------------------------------------------           -----------------         -----------------

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                              $      9,325,173         $       7,584,226
     Accrued interest                                                             2,370,686                 2,267,017
     Current portion - First Mortgage Bonds                                      11,140,896                11,533,135
     Current portion of lease payable - railcars                                    331,628                   308,534
                                                                          -----------------         -----------------
               Total current liabilities                                         23,168,383                21,692,912
                                                                          -----------------         -----------------

LONG TERM DEBT:
     First Mortgage Bonds                                                       443,567,969               454,708,865
     Tax Exempt Facility Revenue Bonds                                          125,010,000               125,010,000
     Lease payable - railcars                                                     3,943,538                 4,275,166
                                                                          -----------------         -----------------
               Total long term debt                                             572,521,507               583,994,031
    Scheduled major overhaul costs                                                       --                   920,536
                                                                          -----------------         -----------------
               Total liabilities                                                595,689,890               606,607,479
                                                                          -----------------         -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Toyan Enterprises                                                            25,536,395                26,517,489
    Palm Power Corporation                                                        8,497,967                 8,824,455
    Indiantown Project Investment, L.P. Partnership                              16,953,444                17,604,787

    Thaleia, LLC                                                                 33,991,869                35,297,819
                                                                          -----------------         -----------------
               Total partners' capital                                           84,979,675                88,244,550
                                                                          -----------------         -----------------

               Total liabilities and partners' capital                     $    680,669,565         $     694,852,029
                                                                          =================         =================

 The accompanying notes are an integral part of these consolidated balance sheets.

                 Indiantown Cogeneration, L.P. and Subsidiaries
                      Consolidated Statements of Operations
              For the Years Ended December 31, 2000, 1999 and 1998
              ----------------------------------------------------

                                                               2000                1999                 1998
                                                          ------------        ------------         ------------
Operating Revenues:
     Electric capacity and capacity bonus                $124,029,498        $123,682,957         $123,461,237
     Electric energy revenue                               53,652,475          39,461,349           35,549,353
     Steam                                                    108,418             125,813              172,809
                                                         --------------      -------------        ------------
         Total operating revenues                         177,790,391         163,270,119          159,183,399
                                                         --------------      -------------        ------------

Cost of Sales:
     Fuel and ash                                          55,910,214          39,794,007           36,220,511
     Operating and maintenance                             19,353,798          19,767,743           18,807,227
     Depreciation                                          15,003,258          15,227,631           15,091,155
     Loss on disposal of assets                               155,780                  --                   --
                                                         -------------        ------------        -------------
         Total cost of sales                               90,423,050          74,789,381           70,118,893
                                                         -------------        ------------        -------------

Gross Profit                                               87,367,341          88,480,738           89,064,506
                                                         -------------        ------------        -------------

Other Operating Expenses:
     General and administrative                             5,179,313           4,501,136            3,826,290
     Insurance and taxes                                    6,475,006           6,212,453            6,689,843
                                                          ------------         -----------         ------------
         Total other operating expenses                    11,654,319          10,713,589           10,516,133
                                                          ------------         -----------          -----------
Operating Income                                           75,713,022          77,767,149           78,548,373
                                                          ------------         -----------          -----------

Non-Operating Income (Expense):
     Interest expense                                     (56,905,787)        (57,475,271)         (58,868,345)
     Interest income                                        2,407,354            2,122,142            2,493,655
                                                          -------------       -------------       --------------
         Net non-operating expense                        (54,498,433)        (55,353,129)         (56,374,690)
                                                          --------------      -------------        -------------

Income before cumulative effect of change in accounting
principles                                                 21,214,589          22,414,020           22,173,683


Cumulative effect of a change in accounting
for costs of start-up activities (Note 2)                          --                 --             (818,716)

Cumulative effect of a change in accounting
for scheduled major overhaul costs (Note 2)                   920,536                 --                   --
                                                            --------------       -----------      ------------
Net Income                                                  $22,135,125          $22,414,020      $21,354,967
                                                            ===========          ===========      ============

  The accompanying notes are an integral part of these consolidated statements.



                 Indiantown Cogeneration, L. P. and Subsidiaries
             Consolidated Statements of Changes in Partners' Capital
              For the Years Ended December 31, 2000, 1999 and 1998
              ----------------------------------------------------

                                            Toyan        Palm Power   TIFD III-Y,
                                         Enterprises    Corporation        Inc.        IPILP      Thaleia, LLC       Total
                                         -----------    -----------   -----------      -----      ------------       -----
Partners' capital,
December 31, 1997                        $53,062,783    $10,612,556   $42,450,225       $--        $ --            $106,125,564
Net Income (1/1/98 through 8/21/98)        7,228,833      1,445,767     5,783,066                                    14,457,666
Capital Distributions (1/1/98 through    (13,240,000)    (2,648,000)  (10,592,000)       --          --             (26,480,000)
8/21/98)
                                        ------------  ------------    ------------    --------     ------------    -------------

Partners' capital, August 21, 1998       $47,051,616    $ 9,410,323   $37,641,291       $--        $ --             $94,103,230
                                        ===========      ===========    ===========   =========    ============    =============

Transfer Toyan 19.95% interest to IPILP  (18,773,594)           --             --     18,773,594     --                     --

Net Income (8/22/98 through 12/31/98)      2,072,639        689,730     2,758,920      1,376,011     --               6,897,300
Capital Distributions (8/22/98 through    (2,764,600)      (920,000)   (3,680,000)    (1,835,400)    --              (9,200,000)
12/31/98                                ------------- --------------  --------------  -------------  ----------    --------------
Partners' capital, December 31, 1998     $27,586,061     $9,180,053   $36,720,211    $18,314,205     $--            $91,800,530
                                        ============= =============   =============  =============   ==========    ==============
Net Income (1/1/99 through 6/4/99)         3,139,325      1,044,700     4,178,802      2,084,177      --             10,447,004

Partners' capital, June 4, 1999          $30,725,386    $10,224,753   $40,899,013    $20,398,382     $--           $102,247,534
                                        ============= ==============  ============   =============   ==========    ==============

Transfer TIFD 19.90% interest to
Thaleia, LLC                                      --           --     (20,347,259)       --           20,347,259            --

Net Income (6/5/99 through 9/20/99)        1,915,912        637,575     1,281,525      1,271,961       1,268,773     6,375,746
Capital distributions (6/5/99 through)                                                    --
9/20/99)                                  (5,039,385)    (1,677,000)   (3,370,770)    (3,345,615)     (3,337,230)  (16,770,000)
                                         ------------ --------------  -------------  -------------  ------------   --------------
Partners' capital, September 20, 1999    $27,601,913    $ 9,185,328   $18,462,509    $18,324,728    $18,278,802    $91,853,280
                                         ===========  ==============  =============  =============  ============   ==============
Transfer TIFD 20.00% interest to
Thaleia, LLC                                    --               --   (18,370,656)         --        18,370,656         --

Net Income (9/21/99 through 11/24/99)      1,175,664        391,236         3,912        780,517      1,561,032      3,912,361

Partners' capital, November 24, 1999     $28,777,577    $ 9,576,564     $  95,765    $19,105,245    $38,210,490    $95,765,641
                                         ===========    ============    ==========   ============   ===========    =============
Transfer TIFD 0.10% interest to
Thaleia, LLC
                                                --              --        (95,765)        --            95,76           --
Net Income (11/25/99 through 12/31/99)        504,51        167,891            --        334,942       671,564       1,678,90
Capital distributions (11/25/99 through
12/31/99)                                 (2,764,600)      (920,000)           --     (1,835,400)    (3,680,000)    (9,200,000)
                                         ------------   -------------  ------------  -------------  ------------   -------------

Partners' capital,   December 31, 1999   $26,517,489      $8,824,455           --   $ 17,604,787    $35,297,819    $88,244,550
                                         ===========    ============   ============ ============    ============   =============

Net Income                                 6,651,60        2,213,512           --      4,415,957      8,854,050     22,135,125

Capital distributions                     (7,632,700)     (2,540,000)                 (5,067,300)   (10,160,000)   (25,400,000)
                                         ------------   -------------  ------------ -------------  -------------  --------------

Partners' capital, December 31, 2000     $25,536,395      $8,497,967                $ 16,953,444    $ 33,991,869   $84,979,675
                                         ===========    ============   ============ =============   ============   =============



  The accompanying notes are an integral part of these consolidated statements.



                 Indiantown Cogeneration, L.P. and Subsidiaries
                      Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2000, 1999, and 1998
              -----------------------------------------------------

                                                                                      2000              1999              1998
                                                                                      ----              ----              ----
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $22,135,125       $22,414,020      $21,354,967
           Adjustments to reconcile net income to net cash
              provided by operating activities:
             Cumulative effect of a change in accounting principles                    (920,536)                --          818,716
             Depreciation and amortization                                            15,827,822        15,681,507       15,666,912
             Loss on disposal of assets                                                  155,780                --               --
      Effect of changes in assets and liabilities:

             (Increase) decrease in accounts receivable-trade                          (381,500)       (1,102,391)        2,113,496
             (Increase)  decrease in inventories and fuel reserve                      (574,774)         1,904,412        (890,538)
             (Increase)  decrease in deposits and prepaids                              (72,231)          (76,122)          428,029
          Increase (decrease) in accounts payable,
            accrued                               liabilities and                                                       (2,471,228)
                                                                                                                        -----------
            accrued interest                                                           1,844,616           552,186
                                                                                       ---------           -------
                         Net cash provided by operating activities                    38,014,302        39,373,612       37,020,354
                                                                                      ----------        ----------       ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property, plant & equipment, net of retirements                (2,064,741)       (2,108,071)      (1,361,673)
          (Increase) decrease in investments held by trustee                           (302,934)       (1,013,585)        9,738,087
                                                                                       ---------       -----------        ---------
                         Net cash (used in) provided by investing activities         (2,367,675)       (3,121,656)        8,376,414
                                                                                     -----------       -----------        ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
          Decrease in lease payable--railcars                                           (308,534)         (287,048)        (267,058)
          Borrowings under revolving credit agreement                                12,835,436        14,568,378        17,662,159
          Repayments under revolving credit agreement                               (12,835,436)      (14,568,378)      (17,662,159)
          Payment of bonds                                                          (11,533,135)       (9,997,000)      (10,265,000)
          Capital distributions                                                     (25,400,000)      (25,970,000)      (35,680,000)
                                                                                    ------------      ------------     ------------
                 Net cash used in financing activities                              (37,241,669)      (36,254,048)      (46,212,058)
                                                                                    ------------      ------------     ------------

  CHANGE IN CASH AND CASH EQUIVALENTS                                                (1,595,042)           (2,092)         (815,290)

  Cash and cash equivalents, beginning of year                                         2,416,997         2,419,089        3,234,379
                                                                                       ---------         ---------        ---------
  Cash and cash equivalents, end of year                                                $821,955        $2,416,997       $2,419,089
                                                                                        ========        ==========       ==========


  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
         INFORMATION:

                Cash paid for interest                                               $54,141,427       $55,039,501      $55,879,716
                                                                                     ===========       ===========      ===========

  The accompanying notes are an integral part of these consolidated statements.

                 Indiantown Cogeneration, L.P. and Subsidiaries
                   Notes to Consolidated Financial Statements
                        As of December 31, 2000 and 1999

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

         The original general partners were Toyan Enterprises ("Toyan"), a California corporation and a wholly owned special purpose indirect subsidiary of PG&E National Energy Group, Inc. ("NEG, Inc.") and Palm Power Corporation ("Palm"), a Delaware corporation and a special purpose indirect subsidiary of Bechtel Enterprises, Inc. ("Bechtel Enterprises"). The sole limited partner was TIFD III-Y, Inc. ("TIFD"), a special purpose indirect subsidiary of General Electric Capital Corporation ("GECC"). During 1994, the Partnership formed its sole, wholly owned subsidiary, Indiantown Cogeneration Funding Corporation ("ICL Funding"), to act as agent for, and co-issuer with, the Partnership in accordance with the 1994 bond offering discussed in Note 4. ICL Funding has no separate operations and has only $100 in assets.

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

         On June 4, 1999, Thaleia, LLC ("Thaleia"), a wholly owned subsidiary of Palm and indirect wholly owned subsidiary of Cogentrix, acquired from TIFD a 19.9% limited partner interest in the Partnership. On September 20, 1999, Thaleia acquired another 20% limited partnership interest from TIFD and TIFD's membership on the Board of Control. On November 24, 1999, Thaleia purchased TIFD's remaining limited partnership interest in the Partnership from TIFD.

The net profits and losses of the Partnership are allocated to Toyan, Palm, TIFD and IPILP and Thaleia (collectively, the "Partners") based on the following ownership percentages:



                     As of              As of              As of                As of            As of
                  August 21,       October 20,            June 4,         September 20,         November 24,
                     1998              1998                1999               1999                1999
                     ----              ----                -----              ----                ----
Toyan               30.05%              30.05%             30.05%              30.05%            30.05%
Palm                  10%                10%*               10%*                10%*              10%*
IPILP              19.95%**            19.95%**            19.95%              19.95%            19.95%
TIFD                  40%                40%               20.1%                0.1%               --
Thaleia               --                  --               19.9%                39.9%             40%

        * Now beneficially owned by Cogentrix.
       ** PFT's beneficial ownership in the Partnership through IPILP was equal to 10% as of August 21, 1998, and 15% as of November 23, 1998.

        The changes in ownership were the subject of notices of self-recertification of Qualifying Facility status filed by the Partnership with the Federal Energy Regulatory Commission on August 21, 1998, November 16, 1998, June 4, 1999, September 21, 1999, and November 24, 1999.

         All distributions other than liquidating distributions will be made based on the Partners' percentage interest as shown above, in accordance with the project documents and at such times and in such amounts as the Board of Control of the Partnership determines.

         The Partnership is managed by PG&E National Energy Group Company ("NEG"), formerly known as PG&E Generating Company pursuant to a Management Services Agreement (the "MSA"). The Facility is operated by PG&E Operating
Services Company ("PG&E OSC"), formerly known as U.S. Operating Services Company, pursuant to an Operation and Maintenance Agreement (the "O&M Agreement"). NEG and PG&E OSC are general partnerships indirectly wholly owned by NEG, Inc., an indirect wholly owned subsidiary of PG&E Corporation.

        The Partnership commenced commercial operations on December 22, 1995 (the "Commercial Operation Date").

        NEG, Inc. is a wholly-owned indirect subsidiary of PG&E Corporation. Because the California energy markets situation has caused financial difficulties for Pacific Gas and Electric Company, a wholly owned subsidiary of PG&E Corporation, PG&E Corporation's credit ratings were downgraded to below investment grade in January 2001, which caused PG&E Corporation to default on outstanding commercial paper and bank borrowings. In January 2001, certain corporate actions were taken to insulate the assets of NEG and its direct and indirect subsidiaries from an effort to substantively consolidate those assets in any insolvency or bankruptcy proceeding of PG&E Corporation. In March 2001, PG&E Corporation refinanced all of its outstanding commercial paper and bank borrowings, and Standard & Poor's subsequently removed its below investment grade credit rating since PG&E Corporation no longer had rated securities outstanding. Management of NEG believes that NEG and its direct and indirect subsidiaries as described above, including the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Presentation

        The Partnership's consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Prepaid Expenses

        Prepaid expenses of $800,238 as of December 31, 2000, include $500,000 for operation and maintenance funding, $229,230 for insurance costs related to property damage and other general liability policies and $71,008 for prepayments of the annual administrative fees for the letters of credit and for the trustee.

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

Investments Held by Trustee

        The investments held by the trustee represent bond and equity proceeds held by a bond trustee/disbursement agent and are carried at cost, which approximates market. All funds are invested in either Nations Treasury Fund-Class A or other permitted investments for longer periods. The Partnership also maintains restricted investments covering a portion of the partnership's debt as required by the financing documents. The proceeds include $12,501,000 of restricted tax-exempt debt service reserve required by the financing documents and are classified as a noncurrent asset on the accompanying consolidated balance sheets. The Partnership maintains restricted investments covering a portion of debt principal and interest payable, as required by the financing documents. These investments are classified as current assets in the accompanying consolidated balance sheets. A qualifying facility ("QF") reserve of $2,500,000 is also held as a non-current asset (see Note 4).

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

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes criteria for recognizing and measuring impairment losses when recovery of recorded long-lived asset values is uncertain. In the opinion of Management of the Partnership, there has been no impact on the Partnership's financial condition or results of operations in 2000, 1999, or 1998.

Fuel Reserve

        The fuel reserve, carried at cost, represents an approximate six-day supply of coal held for emergency purposes. Management plans to rebuild the fuel reserve in order to maintain an approximate twenty-day supply on hand throughout the year.

Deferred Financing Costs

         Financing costs, consisting primarily of the costs incurred to obtain project financing, are deferred and amortized using the effective interest rate method over the term of the related permanent financing.

Scheduled major overhauls

        The Securities and Exchange Commission ("SEC") has recently stated that it objects to the accrue in advance method for scheduled significant replacement and overhaul costs. The SEC has asked the Accounting Standards Executive Committee ("AcSEC") to issue guidance related to accounting for these costs, which will not include the accrue in advance method. Prior to the issuance of guidance from the AcSEC, the SEC has stated that it will allow companies to recognize the change from accrue in advance as a cumulative effect of a change in accounting principle. The Partnership has, therefore, changed its method of accounting for scheduled major overhaul to the as incurred method effective January 1, 2000.

        As such, the Partnership has recognized a cumulative effect of a change in accounting principle of $920,536 to increase net income. The effect of adopting this new accounting principle in 2000 was to reduce operating and maintenance costs and increase net income by approximately $424,000.

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

Reclassifications

        Certain   reclassifications   have  been  made  in  the  1999  financial
statements to conform to the 2000 presentation.

Derivative Financial Instruments

       The Partnership will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, on
January 1, 2001. This standard requires the Partnership recognize all derivatives, as defined in the statements listed above, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus will not be reflected on the balance sheet at fair value. Due to this exception and the Partnership's current adoption of SFAS No. 133 will not have a material impact on its financial condition or results of operations.

Organization Costs

       The Partnership adopted the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") during 1998 which resulted in the write-off of all organization costs reflected on the accompanying consolidated financial statements.

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

         In 1991, in accordance with the Planned Unit Development Zoning Agreement between the Partnership and Martin County, the Partnership deposited $1,000,000 in trust with the Board of County Commissioners of Martin County (the "PUD Trustee"). Income from this trust will be used solely for projects benefiting the community of Indiantown. On July 23, 2025, the PUD Trustee is required to return the deposit to the Partnership. As of December 31, 2000 and 1999, estimated present values of this deposit of $159,365 and $80,000, respectively, are included in deposits in the accompanying consolidated balance sheets. The remaining balance is included in property, plant and equipment as part of total capitalized construction expenses.

4.   BONDS AND NOTES PAYABLE:
     -----------------------

First Mortgage Bonds

         The Partnership and ICL Funding jointly issued $505,000,000 of First Mortgage Bonds (the "First Mortgage Bonds") in a public issuance registered with the SEC. Proceeds from the issuance were used to repay outstanding balances of $273,513,000 on a prior construction loan and to complete the project. The First Mortgage Bonds are secured by a lien on and security interest in substantially all of the assets of the Partnership. The First Mortgage Bonds were issued in 10 separate series with fixed interest rates ranging from 7.38 to 9.77 percent and with maturities ranging from 1996 to 2020. Interest is payable semi-annually on June 15 and December 15 of each year. Interest expense related to the First Mortgage Bonds was $44,275,872, $45,138,915, and $46,014,161, in 2000, 1999, and
1998 respectively.

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

        The 1994 Tax Exempt Bonds were issued by the MCIDA pursuant to an Amended and Restated Indenture of Trust between the MCIDA and NationsBank of Florida, N.A. (succeeded by The Bank of New York Trust Company of Florida, N.A.) as trustee (the "Trustee"). Proceeds from the 1994 Tax Exempt Bonds were loaned to the Partnership pursuant to the MCIDA Amended and Restated Authority Loan Agreement dated as of November 1, 1994 (the "Authority Loan"). The Authority Loan is secured by a lien on and a security interest in substantially all of the assets of the Partnership. The 1994 Tax Exempt Bonds, which mature December 15, 2025, carry fixed interest rates of 7.875 percent and 8.05 percent for Series 1994A and 1994B, respectively. Total interest paid related to the 1994 Tax Exempt Bonds was $9,865,555 for each of the years ended December 31, 2000, 1999, and 1998. The Tax Exempt Bonds and the First Mortgage Bonds are equal in seniority.

         Future minimum payments related to outstanding First Mortgage Bonds and 1994 Tax Exempt Bonds at December 31, 2000 are as follows:

                   2001                    $     11,140,896
                   2002                          11,460,408
                   2003                          14,566,086
                   2004                          16,785,152
                   2005                          16,257,206
                   Thereafter                   509,509,117
                                               -------------
                 Total                         $579,718,865
                                               =============

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

Revolving Credit Agreement

         The Revolving Credit Agreement provides for the availability of funds for the working capital requirements of the Facility. It has a term of seven years from November 1, 1994, subject to extension at the discretion of the bank party thereto. The interest rate is based upon various short-term indices chosen at the Partnership's option and is determined separately for each draw. The weighted average interest rate for the borrowings were approximately 7.98%, 6.58% and 6.84% during 2000, 1999 and 1998, respectively. This credit facility includes commitment fees, to be paid quarterly, of 0.375 percent on the unborrowed portion. The face amount of the original working capital letter of credit was increased in November 1994 from $10 million to $15 million. Under the original and new working capital credit facilities, the Partnership paid
$52,919,  $52,836  and  $54,274  in  commitment  fees in 2000,  1999  and  1998, respectively. All borrowings made under this agreement were repaid in the year borrowed. As of December 31, 2000, 1999, and 1998, no borrowings were outstanding. The Partnership incurred interest expense of $84,574, $78,343 and $90,274 in 2000, 1999 and 1998, respectively, related to the aforementioned borrowings.

FPL Termination Fee Letter of Credit

         On or before the Commercial Operation Date, the Partnership was required to provide FPL with a letter of credit equal to the total termination fee as defined in the Power Purchase Agreement in each year not to exceed $50,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. At the Commercial Operation Date, this letter of credit replaced the completion letter of credit. The initial amount of $13,000,000 was issued for the first year of operations and increased to $40,000,000 in January 1999 and then to $50,000,000 in January 2000. During 2000, 1999, and 1998 no draws were made on this letter of credit. Commitment fees of $689,092, $704,555, and $643,076, were paid on this letter of credit in 2000 1999, and 1998, respectively.

FPL QF Letter of Credit

        Within 60 days after the Commercial Operation Date, the Partnership was required to provide a letter of credit for use in the event of a loss of Qualifying Facility ("QF") status under the Public Utility Regulatory Policies Act of 1978 ("PURPA"). The initial amount was $500,000 increasing by $500,000 per agreement year to a maximum of $5,000,000. Pursuant to the terms of the Letter of Credit and Reimbursement Agreement, the Partnership obtained a commitment for the issuance of this letter of credit. The amount will be used by the Partnership as necessary to maintain or reinstate the Facility's qualifying facility status. The Partnership may, in lieu of a letter of credit, make regular cash deposits to a dedicated account in amounts of $500,000 per agreement year to a maximum of $5,000,000. In February 1996, the Partnership established a QF account with the Trustee. The balance in this account at December 31, 2000 and 1999, was $2,500,000 and $2,000,000, respectively, and is included in noncurrent, restricted funds held by trustee in the accompanying consolidated balance sheets.

Steam Host Letter of Credit

         At financial closing in October 1992, the Partnership provided Caulkins a letter of credit in the amount of $10,000,000 pursuant to the Energy Services Agreement (see Note 6). This letter of credit was terminated in 1994 and a new one was issued with essentially the same terms. In the event of a default under the Energy Services Agreement (see Note 6), the Partnership is required to pay liquidated damages in the amount of $10,000,000. Failure by the Partnership to pay the damages within 30 days allows the steam host to draw on the letter of credit for the amount of damages suffered by Caulkins. As of December 31, 2000, 1999, and 1998, no draws had been made on this letter of credit. Commitment fees of $137,818, $143,011 and $156,315 were paid relating to this letter of credit in 2000, 1999 and 1998, respectively.

Debt Service Reserve Letter of Credit

     On November 22, 1994, the Partnership also entered into a debt service reserve letter of credit and reimbursement agreement with Banque Nationale de Paris pursuant to which a debt service reserve letter of credit in the amount of approximately $60,000,000 was issued. Such agreement has a rolling term of five years subject to extension at the discretion of the banks party thereto. Drawings on the debt service reserve letter of credit are available to pay principal and interest on the First Mortgage Bonds, the 1994 Tax-Exempt Bonds and interest on any loans created by drawings on such debt service reserve letter of credit. Cash and other investments held in the debt service reserve account will be drawn on prior to any drawings on the debt service reserve letter of credit. As of December 31, 2000, 1999, and 1998, no draws had been made on this letter of credit. Commitment fees of $410,733, $488,281, and $877,901 were paid on this letter of credit in 2000, 1999, and 1998, respectively. On January 11, 1999, pursuant to the Disbursement Agreement, the Debt Service Reserve Letter of Credit was reduced to $29,925,906.

5.   PURCHASE AGREEMENTS:
     -------------------

Coal Purchase and Transportation Agreement

         The Partnership entered into a 30-year purchase contract with Lodestar Energy, Inc. ("Lodestar") (formerly known as Costain Coal, Inc.), commencing from the first day of the calendar month following the Commercial Operation Date, for the purchase of the Facility's annual coal requirements at a price defined in the agreement, as well as for the disposal of ash residue. The Partnership has no obligation to purchase a minimum quantity of coal under this agreement.

         On June 8, 1998, the Partnership entered into a three-year agreement with Lodestar, which established an arrangement for the Partnership's disposal of ash at alternative locations. The Partnership also entered a three-year agreement with VFL Technology Corporation for the disposal of ash with similar terms.

Lime Purchase Agreement

        On May 1, 1992, the Partnership entered into a lime purchase agreement with Chemical Lime Company of Alabama, Inc. for supply of the Facility's lime requirements for the Facility's dry scrubber sulfur dioxide removal system. The initial term of the agreement is 15 years from the Commercial Operation Date and may be extended for a successive 5-year period. Either party may cancel the agreement after January 1, 2000, upon proper notice. The Partnership has no obligation to purchase a minimum quantity of lime under the agreement. The price of lime was renegotiated in 1999 for a three-year period beginning January 1, 2000. Chemlime notified the Partnership of its intention to cancel the agreement effective in the first quarter of 2002. The Partnership expects to put a replacement contract in place during the third quarter of 2001.

6.   SALES AND SERVICES AGREEMENTS:
     -----------------------------

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

7.  COMMITMENTS AND CONTINGENCIES

Dispute with FPL

        On March 19, 1999, the Partnership filed a complaint against FPL in the United States District Court for the Middle District of Florida. The lawsuit stems from a course of action pursued by FPL since March 10, 1999, in which FPL purported to exercise its dispatch and control rights under the Power Purchase Agreement in a manner which the Partnership believes violated the terms of the power sales agreement. In its complaint, the Partnership charges that such conduct was deliberately calculated to cause the Partnership to be unable to meet the requirements to maintain the Facility's status as a Qualifying Facility under the Public Utility Regulatory Policies Act of 1978.

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

        On April 14, 1999, FPL filed a responsive pleading to the complaint including a motion to dismiss two of the four counts raised in the complaint, raising certain affirmative defenses and seeking declaration that FPL has unfettered dispatch rights under the Power Purchase Agreement. On April 23, 1999, FPL filed answer to the counts, which were not challenged in the motion to dismiss. On May 13, 1999, the Partnership filed its response to FPL's motion to dismiss and request for declaratory judgement. On May 18, 1999, the Court denied FPL's Motion to Dismiss in its entirety. The Partnership filed an amended complaint, which was accepted on June 17, 1999. The amended complaint simply consolidated the Partnership's claims for breach of contract and breach of the implied obligation of good faith and fair dealing which was, in part, in response to a recent federal court decision. FPL moved to dismiss the entire amended complaint and the Partnership filed its opposition papers August 2, 1999. The Court granted FPL's motion to dismiss only with respect to the first count of the complaint. The Partnership has amended its complaint to address issues raised by the Court in its decision to dismiss this count. FPL was expected to file a new motion to dismiss the amended complaint. The second amended complaint, which was filed on March 21, 2000, is attached as an exhibit to the Report.

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

        On December 19, 2000, FPL and the Partnership participated in a mediation conference with respect to the pending litigations described herein. As a result of this conference, FPL and the Partnership executed two Settlement Agreements intended to resolve all pending litigation. Only the Settlement Agreement for the pending federal court litigation requires amendment of the power sales agreement. The amendment must be approved by the Florida Public Service Commission, and certain conditions set forth in the Indenture for the Bonds, including confirmation of the Bonds' investment grade rating, must be met for it to become effective.

        An outline of the business terms set forth in this Settlement Agreement provides that if the Facility is off-line for any reason, the Partnership shall have the right, upon up to 6 hours notice and subject only to safety and system reliability issues, to reconnect to FPL's system and produce up to 100 MW. The Settlement Agreement provides that if this occurs when FPL has decommitted the Facility, the Partnership will be paid FPL's actual "as available" energy rates for the first 360 of such hours each year (in this context, "as available" energy costs reflect actual energy production costs avoided by FPL resulting from the production or purchase of energy from the Facility and other sources). If fewer than 360 hours are used in any year, FPL may carry the balance forward, not to exceed a total of 1440 hours in any year. If the hours accumulated exercising this reconnection right exceed FPL's balance, the Partnership will be paid for energy produced during those hours at the energy rates set forth under the power sales agreement.

        Management of the Partnership believes that this resolution provides the Partnership with the flexibility it requires to maintain its Qualifying Facility status without materially adversely affecting the Project.

        On December 12, 2000, FPL filed a complaint against the Partnership in the Circuit Court of the 19th Judicial District in and for Martin County, Florida. In its complaint, FPL alleged that the Partnership breached the power sales agreement by failing to include certain payments from its coal supplier and its coal transporter in the Partnership's calculation of its fuel costs which are included in the calculation of the actual energy costs under the power sales agreement. The power sales agreement requires a sharing of actual energy costs between FPL and the Partnership to the extent the actual costs differ (either upward or downward) from a formula contained in the agreement. FPL sought unspecified damages and declaratory relief including a finding that the Partnership breached the power sales agreement. The Settlement Agreement provides that the Partnership will include in future calculations of its fuel costs all costs, credits, rebates, discounts, and allowances/concessions from all past, current or future vendors of fuel, ash, lime, and fuel transportation subject to execution of a definitive agreement embodying the terms of this Settlement Agreement. The
Partnership will make a one time payment of $800,000 to FPL as settlement for disputed amounts under fuel audits performed for calendar years 1997 and 1998.

8. RELATED PARTY TRANSACTIONS:
-----------------------------

Management Services Agreement

         The Partnership has a Management Services Agreement with NEG, a California general partnership and a wholly owned indirect subsidiary of NEG, Inc., for the day-to-day management and administration of the Partnership's business relating to the Facility. The agreement commenced on September 30, 1992 and will continue through August 31, 2026. Compensation to NEG under the agreement includes an annual base fee of $650,000 (adjusted annually), wages and benefits for employees performing work on behalf of the Partnership and other costs directly related to the Partnership. Payments of $4,324,042, $4,120,468, and $2,800,644, in 2000, 1999, and 1998 were made to NEG, respectively. At December 31, 2000 and 1999, the Partnership owed NEG $437,925 and $432,068, respectively, which are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Operations and Maintenance Agreement

        The Partnership has an Operation and Maintenance Agreement with PG&E OSC, a California general partnership and a wholly owned indirect subsidiary of NEG, Inc., for the operations and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Thereafter, the agreement will be automatically renewed for periods of 5 years until terminated by either party with 12 months notice. If targeted plant performance is not reached, PG&E OSC will pay liquidated damages to the Partnership. Compensation to PG&E OSC under the agreement includes an annual base fee of $1.5 million ($900,000 of which is subordinate to debt service and certain other costs), certain earned fees and bonuses based on the Facility's performance and reimbursement for certain costs including payroll, supplies, spare parts, equipment, certain taxes, licensing fees, insurance and indirect costs expressed as a percentage of payroll and personnel costs. The fees are adjusted quarterly by a measure of inflation as defined in the agreement. Payments of $9,921,638, $9,790,473, and $9,605,917 were made to PG&E OSC in 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, the Partnership owed PG&E OSC $201,840 and $836,346 respectively, which is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Railcar Lease

         The Partnership entered into a 15 year Car Leasing Agreement with GE Capital Railcar Services Corporation, an affiliate of GECC, to furnish and lease 72 pressure differential hopper railcars to the Partnership for the transportation of fly ash and lime. The cars were delivered starting in April 1995, at which time the lease was recorded as a capital lease. The leased asset of $5,753,375 and accumulated depreciation of $2,168,022 and $1,784,463 is included in property, plant and equipment as of December 31, 2000 and 1999. Payments of $629,856, including principal and interest, were made in 2000, 1999, and 1998 and the lease obligation of approximately $4,275,166 and $4,583,700, as of December 31, 2000 and 1999 is reported as a lease payable in the accompanying consolidated balance sheets.

        Future minimum payments related to the Car Leasing Agreement as of December 31, 2000 are as follows:

       2001                                              $ 629,856
       2002                                                629,856
       2003                                                629,856
       2004                                                629,856
       2005                                                629,856
       Thereafter                                        2,744,767
                                                         ---------
         Total minimum lease payments                    5,894,047

         Interest portion of lease payable              (1,618,881)
                                                        -----------
         Present value of future minimum lease
         payments                                        4,275,166
         Current portion                                  (331,628)
                                                        -----------
         Long-term portion                              $3,943,538
                                                        ===========


Distribution to Partners

         On June 15 and December 15, 2000, as provided in the Partnership Agreement, Indiantown distributed approximately $15.3 million and $10.1 million, respectively, to the Partners. An additional $0.6 million of distributable cash was retained for capital projects and is included in cash and cash equivalents as of December 31, 2000, on the accompanying consolidated balance sheet.

9.      DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of certain of the Partnership's financial instruments as of December 31, 2000 and 1999.

                               December 31, 2000
Financial Liabilities           Carrying Amount          Fair Value
---------------------           ---------------          ----------
Tax Exempt Bonds                   $125,010,000          $127,510,200
First Mortgage Bonds               $454,708,865          $492,483,915


                                 December 31, 1999
Financial Liabilities            Carrying Amount         Fair Value
---------------------           ---------------          ----------
Tax Exempt Bonds                   $125,010,000          $127,510,200
First Mortgage Bonds               $466,242,000          $465,188,912


         For the Tax Exempt Bonds and First Mortgage Bonds, the fair values of the Partnership's bonds payable are based on the stated rates of the Tax Exempt Bonds and First Mortgage Bonds and current market interest rates to estimate market values for the Tax Exempt Bonds and the First Mortgage Bonds.

         The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, deposits, prepaid expenses, investments held by trustee, accounts payable, accrued liabilities and accrued interest approximate fair value.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 11, 2001 (except with respect to matters discussed in Note 1, as to which the date is March 15, 2001) in this Form 10-K included in Registration Statement File No. 33-82034. It should be noted that we have not audited any financial statements of the company subsequent to December 31, 2000 or performed any audit procedures subsequent to the date of our report.

/S/  ARTHUR ANDERSEN LLP

Vienna, VA
March 28, 2001

Item 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10        DIRECTORS AND EXECUTIVE OFFICERS
               --------------------------------

Indiantown Cogeneration, L.P. Board of Control

        The following table sets forth the names, ages and positions of the members of the Board of Control of the Partnership. Members of the Board of Control are selected from time to time by, and serve at the pleasure of, the Partners of the Partnership.

                   Name                 Age              Position
                   ----                 ---              --------
Thomas J. Bonner.................        46      Palm Representative and
                                                 Thaleia Representative

Thomas F. Schwartz ............          39      Palm Representative and
                                                 Thaleia Representative
P. Chrisman Iribe..................      49      IPILP Representative
Sanford L. Hartman.................      47      IPILP Representative


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

     P. Chrisman Iribe is President of NEG and has been with NEG since it was formed in 1989. Prior to joining NEG, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe holds a B.A. degree in Economics from George Washington University.

         Sanford L. Hartman joined NEG's legal group in 1990 and became its General Counsel in April 1999. Prior to joining NEG, Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City and was an attorney with Bishop, Cook, Purcell & Reynolds, a Washington, D.C., law firm. Mr. Hartman has a BA in Political Science from Drew University and a JD from Temple University.

ICL Funding Corporation Board of Directors

        The following table sets forth the names, ages and positions of the directors and executive officers of ICL Funding. Directors are elected annually and each elected director holds office until a successor is elected. Officers are elected from time to time by vote of the Board of Directors.

       Name                     Age                      Position
       ----                     ---                      --------
     P. Chrisman Iribe           49                   Director, President
     Sanford L. Hartman          47                   Director
     John R. Cooper              52                   Vice President, Chief
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

        Management services for the Partnership are being performed by NEG on a cost-plus basis in addition to the payment of a base fee. Operation and maintenance services for the Partnership will be performed by PG&E OSC on a cost-plus basis. In addition to a base fee, PG&E OSC may earn certain additional fees and bonuses based on specified performance criteria.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

        Partnership interests in the Partnership, as of December 31, 2000, are held as follows:

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

                                     PART IV

Item 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
        REPORTS ON FORM 8-K

        a) Documents filed as of this Report                              Page
           (1)    Consolidated financial statements:

                  Report of Independent Public Accountants............     18

                  Consolidated Balance Sheets as of

                  December 31, 2000 and 1999 ........................      19

                  Consolidated Statements of Operations for the
                  years ended December 31, 2000, 1999 and 1998.......      21

                  Consolidated Statements of Changes
                  in Partners' Capital for the years ended
                  December 31, 2000, 1999 and 1998...................      22

                  Consolidated Statements of Cash Flows for the
                  years ended December 31, 2000, 1999 and 1998.......      23

                  Notes to Consolidated Financial
                  Statements.........................................      24

           (2)    Consolidated Financial Statement
                  Schedules..........................................    None

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

        3.6 Dana Amendment to Amended and Restated Limited Partnership Agreement of Indiantown Cogeneration, L.P.******

        3.7 Cogentrix Amendment to Amended and Restated Limited Partnership Agreement of Indiantown Cogeneration, L.P.******

        3.8 Third Amendment to Amended and Restated Limited Partnership Agreement of Indiantown Cogeneration, L.P.******

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

99.2 Copy of Registrant's Second Amended Complaint against FPL filed March 21, 2000.*******

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

***** Incorporated by reference from the current report on Form 8-K file no. 33-82034 filed by the Registrants with the SEC in March 1999. ******
Incorporated  by  reference  from the  quarterly  report  on Form  10-Q file no.
33-82034 filed by the Registrants with the SEC in August 1999 ******* Incorporated by reference from annual report on Form 10-K file no. 33-82034 filed by Registrants with the SEC in March 2000.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 2001.

                                                INDIANTOWN COGENERATION, L.P.


Date:  March 30, 2001                           /s/ John R. Cooper
                                                -----------------------------
                                                Name: John R. Cooper
                                                Title: Chief Financial Officer,
                                                Principal Accounting Officer
                                                and Senior Vice President

        Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                          Title                              Date
---------                          -----                              ----


/s/ P. Chrisman Iribe         Member of Board of Control,        March 30, 2001
----------------------        President and Secretary
P. Chrisman Iribe

/s/ John R. Cooper            Chief Financial Officer,           March 30, 2001
----------------------        Principal Accounting
John R. Cooper                Officer and Senior
                              Vice President


/s/ Thomas J. Bonner          Member of Board of Control         March 30, 2001
--------------------
Thomas J. Bonner

/s/ Thomas F. Schwartz        Member of Board of Control         March 30, 2001
----------------------
Thomas F. Schwartz

/s/ Sanford L. Hartman        Member of Board of Control         March 30, 2001
----------------------        and Senior Vice President
Sanford L. Hartman

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Bethesda, state of Maryland, on March 30, 2001.

                                           INDIANTOWN COGENERATION
                                           FUNDING CORPORATION

Date:  March 30, 2001                      /s/ John R. Cooper
                                           ------------------
                                            Name: John R. Cooper
                                            Title: Chief Financial Officer,
                                            Principal Accounting Officer
                                            and Vice President

        Pursuant to the requirements of the Securities Act of 1933, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature                            Title                            Date

/s/ P. Chrisman Iribe         Director and President             March 30, 2001
----------------------
P. Chrisman Iribe

/s/ John R. Cooper            Chief Financial Officer,            March 30, 2001
----------------------        Principal Accounting
John R. Cooper                Officer and Vice President