Form 10-Q
period 2004-03-31
INDIANTOWN COGENERATION LP; INDIANTOWN COGENERATION FUNDING CORP
filed 2004-05-11
CIK 927632, 927630

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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
incorporation or organization)

7600 Wisconsin Avenue
 Bethesda, Maryland 20814-6161
(Co-registrants’ address of principal executive offices)

(301)-280-6800
(Co-registrants’ telephone number, including area code)

Indicate by check mark whether the co-registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the co-registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark whether the co-registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [ X ] No

As of May 11, 2004, there were 100 shares of common stock of Indiantown Cogeneration Funding Corporation, $1 par value, outstanding.

Indiantown Cogeneration, L.P.
Indiantown Cogeneration Funding Corporation

PART I	FINANCIAL INFORMATION	Page No.

Item 1	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and
	December 31, 2003	1

	Consolidated Statements of Operations for the Three Months
	Ended March 31, 2004 (Unaudited) and March 31, 2003 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31,
	2004 (Unaudited) and March 31, 2003 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	7

Item 3	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I
FINANCIAL INFORMATION

Indiantown Cogeneration, L.P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
ASSETS	2004	2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$831	$1,517
Accounts receivable-trade	16,081	16,104
Inventories	392	793
Prepaids	999	1,088
Investments held by trustee, including restricted funds of $22,229 and $5,557, respectively	27,631	8,107

Total current assets	45,934	27,609

INVESTMENTS HELD BY TRUSTEE, restricted funds	16,501	16,501
DEPOSITS	247	243
NET PROPERTY, PLANT & EQUIPMENT	581,013	584,828
FUEL RESERVE	2,905	1,991
DEFERRED FINANCING COSTS, net of accumulated amortization of $48,893 and $48,353, respectively	13,523	14,063

Total assets	$660,123	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L. P. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
LIABILITIES AND PARTNERS' CAPITAL	2004	2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,023	$10,172
Accounts payable and accrued liabilities to related parties (Note 4)	1,448	1,044
Accrued interest	14,692	2,218
Current portion — First Mortgage Bonds	16,785	16,785
Current portion lease payable — railcars	419	412

Total current liabilities	40,367	30,631

LONG TERM DEBT:
First Mortgage Bonds	400,757	400,757
Tax Exempt Facility Revenue Bonds	125,010	125,010
Lease payable — railcars	2,685	2,792

Total long term debt	528,452	528,559

ASSET RETIREMENT OBLIGATION	94	92

Total liabilities	568,913	559,282

PARTNERS’ CAPITAL:
General Partners:
Palm Power Corporation	9,121	8,595
Indiantown Project Investment Partnership	18,196	17,147
Limited Partners:
Toyan Enterprises	27,409	25,829
Thaleia, LLC	36,484	34,382

Total partners’ capital	91,210	85,953

Total liabilities and partners’ capital	$660,123	$645,235

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Operations
(in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Operating Revenues:	(Unaudited)	(Unaudited)
Electric capacity and capacity bonus revenue	$31,392	$31,194
Electric energy revenue	15,003	13,589
Steam revenue	98	69

Total operating revenues	46,493	44,852

Cost of Sales:
Fuel and ash	17,598	16,874
Operating and maintenance	4,422	3,641
Depreciation	3,796	3,797
Loss on disposal of assets	7	—

Total cost of sales	25,823	24,312

Gross Profit	20,670	20,540

Other Operating Expenses:
General and administrative	669	1,055
Insurance and taxes	1,655	1,601

Total other operating expenses	2,324	2,656

Operating Income	18,346	17,884

Non-Operating Income (Expenses):
Interest expense	(13,336)	(13,468)
Interest/Other income (expense)	247	229

Net non-operating expense	(13,089)	(13,239)

Income before cumulative effect of change in accounting principle	5,257	4,645
Cumulative effect of a change in accounting principle	—	(49)

Net Income	$5,257	$4,596

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Consolidated Statements of Cash Flows
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,257	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	49
Depreciation, amortization and accretion	4,338	4,031
Loss on disposal of assets	7	—
Decrease in accounts receivable	23	931
Increase in inventories and fuel reserves	(513)	(1,932)
Decrease in deposits and prepaids		88 261
Increase in accounts payable, accrued liabilities and accrued interest	9,729	8,795

Net cash provided by operating activities	18,929	16,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant & equipment	—	(22)
Proceeds from sale of assets	9	—
Increase in investment held by trustee	(19,524)	(16,627)

Net cash used in investing activities	(19,515)	(16,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligation — railcars	(100)	(93)

Net cash used in financing activities	(100)	(93)

CHANGE IN CASH AND CASH EQUIVALENTS	(686)	(11)
CASH and CASH EQUIVALENTS, beginning of year	1,517	290

CASH and CASH EQUIVALENTS, end of period	$831	$279

The accompanying notes are an integral part of these consolidated financial statements.

Indiantown Cogeneration, L.P. and Subsidiary
Notes to Consolidated Financial Statements
As of March 31, 2004
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION:

Indiantown Cogeneration, L.P. (the “Partnership”) is a special purpose Delaware limited partnership formed on October 4, 1991. The Partnership was formed to develop, construct, own and operate an approximately 330 megawatt (net) pulverized coal-fired cogeneration facility (the “Facility”) located on an approximately 240-acre site in southwestern Martin County, Florida. The Facility produces electricity for sale to Florida Power & Light Company (“FPL”) under a Power Purchase Agreement (“PPA”) and supplies steam to Louis Dreyfus Citrus, Inc. (“LDC”), successor to Caulkins Indiantown Citrus Co., under an Energy Services Agreement (“ESA”). In July 1994, the Partnership formed a wholly owned subsidiary, Indiantown Cogeneration Funding Corporation, solely for the purpose of issuing debt securities in connection with the financing of the Facility.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete statements. Management believes that the accompanying unaudited consolidated financial statements, which have been prepared in accordance with interim reporting requirements, reflect all adjustments that are necessary to present a fair statement of the consolidated financial position and results of operations for the interim periods for Indiantown Cogeneration, L.P. and Indiantown Cogeneration Funding Corporation. All material adjustments are of a normal recurring nature unless otherwise disclosed in this report on Form 10-Q. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

This quarterly report should be read in conjunction with the Partnership’s consolidated financial statements and notes to consolidated financial statements included in its December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

2. RELATIONSHIP WITH NATIONAL ENERGY & GAS TRANSMISSION, INC.:

The Partnership is managed by Power Services Company (“PSC”, formerly known as PG&E National Energy Group Company), pursuant to a Management Services Agreement (the “MSA”). The Facility is operated by U.S. Operating Services Company (“OSC”, formerly known as PG&E Operating Services Company), pursuant to an Operation and Maintenance Agreement (the “O&M Agreement”). PSC and OSC are general partnerships indirectly wholly owned by National Energy & Gas Transmission, Inc. (“NEGT”, formerly known as PG&E National Energy Group, Inc.). NEGT is an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Neither the Partnership nor any of its NEGT affiliated partners, including Toyan Enterprises (“Toyan”) and Indiantown Project Investment, L.P. (“IPILP”), or PSC and OSC, are parties to the filings by NEGT or other affiliates for protection under the NEGT Bankruptcy. The Partnership believes that it will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT and the NEGT Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that NEGT will retain and continue to operate its power generation and pipeline businesses unless they are sold (as described in the POR), separate from PG&E Corporation, and issue new debt securities and common stock. NEGT’s indirect ownership interest in the Partnership is included within its power generation business. Any sale by NEGT of its interest in the Partnership (a “NEGT Interest Sale”) may affect the MSA and the O&M Agreement with the Partnership. There can be no certainty that a NEGT Interest Sale will be completed.

3. SIGNIFICANT ACCOUNTING POLICIES:

Except as disclosed herein, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Adoption of New Accounting Pronouncements

On January 1, 2003, the Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. The statement requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset.

Upon implementation of this statement, the Partnership recorded approximately $44,000 in property, plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, approximately $9,000 of accumulated depreciation through December 31, 2002 and an asset retirement obligation of approximately $84,000. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of approximately $49,000. The Partnership recognized accretion of $2,000 in the three month period ended March 31, 2004 and $8,000 in the year ended December 31, 2003.

4. RELATED PARTY TRANSACTIONS:

The Partnership has an MSA with PSC for the day-to-day management and administration of the Partnership’s business relating to the Facility. The agreement commenced on September 30, 1992, was amended and restated on November 1, 1994, and will continue through October 31, 2028. The cost of services is included in general and administrative expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for each of the three months ended March 31, 2004 and 2003 was $194,000.

The Partnership has an O&M Agreement with OSC for the operation and maintenance of the Facility for a period of 30 years (starting September 30, 1992). Compensation to OSC under the agreement includes an annual base fee of which a portion is subordinate to debt service and certain other costs. The base fee is included in operating and maintenance expenses in the accompanying consolidated statements of operations. The total expense incurred for these services for the three months ended March 31, 2004 and 2003 was $461,000 and $452,000, respectively.

5. COMMITMENTS AND CONTINGENCIES:

In 2003, a long-term interruption of the delivery of coal to SJRPP meeting the criteria contained in the PPA occurred. As a result of the interruption the PPA requires that the Partnership and FPL agree upon a comparable replacement index (the “Replacement Index”). Until the Replacement Index is agreed upon the quarterly escalation for the coal component of the energy price paid by FPL to the Partnership is based upon the indices in effect for long-term coal contracts at SJRPP that had been in effect prior to the interruption in deliveries.

The Partnership and FPL have been in discussions to resolve both the energy price and the replacement index issues. The Partnership is including its coal supplier, Massey Coal Sales Company, Inc. (“Massey”), in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. Discussions have continued in the first quarter of 2004. The Partnership believes that the issues can be resolved in the second quarter of 2004.

Item 2	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements of the Partnership and the notes to the accompanying consolidated financial statements included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include:

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment, levels of dispatch, the receipt of certain capacity and other fixed payments, electricity prices, fuel deliveries and fuel prices and any mismatch between the actual energy costs and the energy revenue reimbursement of those costs; unanticipated changes in operating expenses or capital expenditures or other maintenance activities; variations in weather and natural disasters; and the potential impacts of threatened or actual terrorism and war.

Actions of Florida Power & Light and Other Counterparties

The Partnership’s future results of operations and financial condition may be affected by the extent to which counterparties require additional assurances in the form of letters of credit or cash collateral and the potential future failure of the Partnership to maintain qualifying facility status, which failure could cause a default under PPA.

Accounting and Risk Management

The Partnership’s future results of operations and financial condition may be affected by the effect of new accounting pronouncements, changes in critical accounting policies or estimates, the effectiveness of the Partnership’s risk management policies and procedures, the ability of the Partnership’s counterparties to satisfy their financial commitments to the Partnership and the impact of counterparties’ nonperformance on the Partnership’s liquidity position and heightened rating agency criteria and the impact of changes in the Partnership’s credit ratings.

Legislative and Regulatory Matters

The Partnership’s business may be affected by legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries; heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Partnership by state and federal agencies; and changes in or application of federal, state, and local laws and regulations to which the Partnership is subject including changes in corporate governance and securities laws requirements.

Litigation and Environmental Matters

The Partnership’s future results of operations and financial condition may be affected by compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant, and the outcome of any potential future litigation and environmental matters.

Business Description

The Partnership is primarily engaged in the ownership and operation of a non-utility electric generating facility. From its inception and until December 21, 1995, the Partnership was in the development stage and had no operating revenues or expenses. On December 22, 1995 the Facility commenced commercial operation. Revenues are derived primarily from capacity and bonus payments, measured by the Capacity Billing Factor (“CBF”), and sales of electricity. The facility is dispatched for electric energy by FPL on an economic basis. Each agreement year the facility is entitled to four weeks of outages to perform scheduled maintenance, and each fifth agreement year, a total of ten weeks of outage time to perform major maintenance. Differences in the timing and scope of scheduled and major maintenance can have a significant impact on the revenues and operational costs.

Executive Summary

During the quarter ended March 31, 2004, the Facility’s operating performance continued to be solid in a challenging business environment. The Partnership received the maximum amount for its capacity bonus payments from FPL. The electric energy payments received in the quarter ended March 31, 2004 were not sufficient to cover the Partnership’s variable costs of electric energy production. Currently, the energy price paid by FPL for the coal cost component of the energy payment is not matched to the price of base coal in the amended coal purchase agreement. Also, the PPA provides for a quarterly indexing of the coal component of the energy price. This indexing involved the computation each quarter of the percent change in St. John’s River Power Park’s (“SJRPP”) domestic Appalachian coal purchases, contract and spot, as reported to the Florida Public Service Commission (“FPSC”). In 2003, a long-term interruption of the delivery of coal to SJRPP meeting the criteria contained in the PPA occurred. As a result of the interruption the PPA requires that the Partnership and FPL agree upon a comparable replacement index (the “Replacement Index”). Until the Replacement Index is agreed upon the quarterly escalation for the coal component of the energy price paid by FPL to the Partnership is based upon the indices in effect for long-term coal contracts at SJRPP that had been in effect prior to the interruption in deliveries.

The Partnership and FPL have been in discussions to resolve both the energy price and the replacement index issues. The Partnership is including its coal supplier, Massey Coal Sales Company, Inc. (“Massey”), in the process to achieve a similar index, as contemplated in the First Amendment to the Coal Purchase and Sales Agreement. Discussions have continued in the first quarter of 2004. The Partnership believes that the issues can be resolved in the second quarter of 2004.

In accordance with the terms of the PPA, the Partnership has scheduled the Facility for four weeks of maintenance outages during 2004, which is for the same duration experienced during 2003. Since the scope and duration of the scheduled maintenance outages for 2004 is comparable to those experienced during 2003, the Partnership expects maintenance expenses to be approximately the same in 2004 as compared to 2003.

The Partnership has obtained all material environmental permits and approvals required as of March 31, 2004, in order to continue the operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. Certain additional permits and approvals will be required in the future for the continued operation of the Facility. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently existing permits.

Relationship with NEGT

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”).

Neither the Partnership nor any of its NEGT affiliated partners, Toyan and IPILP, or PSC and OSC, are parties to the NEGT Bankruptcy. The Partnership believes that it will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT and the NEGT Bankruptcy does not result in an event of default under the principal project contracts or the principal financing documents of the Facility.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (“POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that NEGT will retain and continue to operate its power generation and pipeline businesses unless they are sold (as described in the POR), separate from PG&E Corporation, and issue new debt securities and common stock. NEGT’s indirect ownership interest in the Partnership is included within its power generation business. Any sale by NEGT of its interest in the Partnership (a “NEGT Interest Sale”) may affect the MSA and the O&M Agreement with the Partnership. There can be no certainty that a NEGT Interest Sale will be completed.

Results of Operations

The following table sets forth operating revenue and related data for the three months ended March 31, 2004 and 2003 (dollars and volumes in millions).

	For the three months ended March 31,
	2004		2003
	Factor		Factor

Average Capacity Billing Factor	99.64%		96.09%
Average Dispatch Rate	87.21%		82.76%
Operating Revenues:	Volume	Dollars	Volume	Dollars

Capacity and bonus		$31.4		$31.2
Electric (Kwh)	628.5	15.0	589.9	13.6
Steam (lbs)	263.7	0.1	231.3	0.1

Total operating revenues		$46.5		$44.9

     The Average Capacity Billing Factor (“CBF”) measures the overall availability of the Facility, but gives a heavier weighting to on-peak availability.

The Average Dispatch Rate is the amount of electric energy produced in a given period expressed as a percentage of the total contract capability amount of potential electric energy production in that time period.

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Overall Results

Net income for the three months ended March 31, 2004 was approximately $5.3 million compared to net income of approximately $4.6 million for the corresponding period in the prior year.

Operating Revenues

For the three months ended March 31, 2004, the Partnership had total operating revenues of approximately $46.5 million as compared to $44.9 million for the corresponding period in the prior year. The $1.6 million increase in operating revenue is primarily due to increased capacity payments of $0.2 million resulting from the escalation of fixed operation and maintenance component, an increase of $0.5 million for the escalation of the unit energy cost paid by FPL and an increase of $0.9 million due to an increase in mega-watt generation resulting from a higher dispatch from FPL for the first quarter.

Cost of Sales

Costs of sales for the three months ended March 31, 2004 were approximately $25.8 million as compared to $24.3 million for the corresponding period in the prior year. The overall cost of fuel and ash increased $0.7 million resulting from the increase in ash disposal costs of $0.5 million for an alternate method of pugging, which is a process of adding water to the ash to make it transportable by truck. Lime costs also increased by $0.4 million primarily due to a temporary interruption of deliveries in March 2004 from the supplier, Chemical Lime, caused by the shut-down of their processing facility for a two-week maintenance outage. This resulted in a higher transportation price paid by the Partnership for replacement lime. The Partnership intends to seek cover costs from Chemical Lime for the replacement lime purchases. These increases in costs are offset by a decrease in the fuel costs of $0.2 million primarily due to a lower price paid for coal in the first quarter of 2004 as compared to the first quarter of 2003.

Operating and maintenance costs have increased by $0.8 million primarily for repairs to the pulverizers, steam generator, atomizers and condensate and feedwater systems, and for costs related to corrosion protection painting.

Other Operating Expenses

Other operating expenses decreased by $0.3 million primarily due to the absence of legal and consulting costs incurred in the first quarter of 2003 associated with the termination of the Coal Purchase Agreement with Lodestar Energy, Inc. and the execution of the replacement Coal Purchase and Sales Agreement with Massey.

Non-Operating Income (Expense)

Net interest expense for the three months ended March 31, 2004 and 2003 was approximately $13.1 million and $13.2 million, respectively. June 2003 and December 2003 principal payments of Series A-9 of the first mortgage bonds decreased interest expense by approximately $0.3 million. This was offset by an increase of $0.2 million related to the amortization of deferred financing costs on the replacement letters of credit.

Liquidity and Capital Resources

Net cash provided by operating activities for the three months ended March 31, 2004 was approximately $18.9 million as compared to $16.7 million for the corresponding period in 2003. Net cash provided by operating activities represents net income, adjusted by non-cash expenses and income, which primarily consist of depreciation, amortization and accretion, plus the net effect of changes within the Partnership’s operating assets and liability accounts. Net income for the first quarter of 2004 increased by $0.7 million from the first quarter of 2003. Depreciation, amortization and accretion increased in the first quarter of 2004 by $0.3 million from the first quarter of 2003 due to the deferred financing costs for the replacement letters of credit. Inventories and fuel reserves decreased in the first quarter of 2004 by $1.4 million from the first quarter of 2003 due to the timing of coal shipments. Accounts receivable decreased in the first quarter of 2004 by $0.9 million from the first quarter of 2003 primarily due to an increase in energy revenue in the first quarter of 2003 caused by an increase in unit energy cost adjustment for the fourth quarter of 2002. Deposits and prepaids decreased in the first quarter of 2004 by $0.2 million from the first quarter of 2003 and accounts payable, accrued liabilities and accrued interest increased in the first quarter of 2004 by $1.0 million from the first quarter of 2003.

The Partnership believes that it will have adequate cash flows from operations in 2004 to timely fund future working capital requirements and to cover debt repayment obligations.

For 2004, the Partnership has identified possible capital improvements of approximately $2.4 million that will enhance the reliability of the facility and, if approved by the Board of Control, will be funded through cash expected to be generated from operations that would otherwise be distributed to the partners. These include additional upper aquifer wells, water system upgrades and distributed controls system modifications.

Net cash used in investing activities for the three months ended March 31, 2004 was approximately $19.5 million as compared to $16.6 million for the three months ended March 31, 2003. Net cash used in investing activities increased due to the regular increase in investments held by trustee during the first quarter of 2004 for the build-up of accrued interest.

Net cash used in financing activities for the three months ended March 31, 2004 and 2003 was $0.1 million.

Credit Ratings

As previously reported, on March 19, 2004 S&P placed its BBB- rating on the debt of ICL Funding on Credit Watch with negative implications. The credit watch reflects the risk of a downgrade if the PPA negotiations with FPL regarding a new energy payment index are not resolved to mitigate the current mismatch between energy revenues and fuel expenses.

Bonds

The Partnership’s total borrowings from inception through March 31, 2004 were $769 million. An equity loan of $139 million was repaid on December 26, 1995. As of March 31, 2004, the borrowings included $125 million from the 1994 Tax Exempt Bonds and all of the available First Mortgage Bonds.

The weighted average interest rates paid by the Partnership on its debt for the three months ended March 31, 2004 and 2003 were 9.199% and 9.201%, respectively.

Credit Agreements

As previously reported, on October 10, 2003, the Partnership closed a transaction with Credit Lyonnais New York Branch (“CL”), as agent and arranger, to replace certain letters of credit. The facilities include a Debt Service Reserve Letter of Credit up to $29.9 million, which has a term of seven years; Performance Letters of Credit up to $15.0 million, which have a term of five years; and a Working Capital Revolving Facility up to $10.0 million, which has a term of three years and is presently capped at $3.0 million. The interest rate on loans made on the Working Capital Revolving Credit is the London Interbank Offered Rates (“LIBOR”) plus an applicable margin.

Under the Performance Letters of Credit, the ESA Letter of Credit for $10.0 million was issued in favor of LDC.

Under the provisions of the financing documents above, since the Partnership did not agree on a Replacement Index with FPL and a coal price index with Massey by January 31, 2004, cash normally available to be distributed to the Partners is currently trapped. Upon execution of the documents for these indices and the satisfaction of the applicable conditions set forth in the financing documents, the cash currently trapped will be released.

Significant Contractual Payment Obligations

Since December 31, 2003 the Partnership has not committed to any new significant contractual payment obligations of the types described under the caption “Liquidity and Capital Resources” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Critical Accounting Policies

There have been no changes to the Partnership’s critical accounting policies since December 31, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s December 31, 2003 Annual Report on Form 10-K for further discussion.

Accounting Principles Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46, as subsequently revised in December 2003 (“FIN 46R”), is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and supersedes Emerging Issues Task Force (EITF) Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. This Interpretation clarifies the application of ARB 51 to certain entities, defined as variable interest entities (“VIE’s”), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN No. 46 apply immediately to VIE’s created after January 31, 2003. There were no new VIE’s created by the Partnership between February 1, 2003 and March 31, 2004. The Partnership is non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with other potential VIE’s. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact it’s consolidated financial statements.

Legal Matters

From time to time the Partnership may, in the ordinary course of its business, become a party in various legal proceedings or may become subject to potential claims. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of the Partnership’s December 31, 2003 Annual Report on Form 10-K for further discussion of significant pending litigation.

Regulations and Environmental Matters

The Partnership has obtained all material environmental permits and approvals required, as of March 31, 2004, in order to continue commercial operation of the Facility. Certain of these permits and approvals are subject to periodic renewal. The Partnership is not aware of any technical circumstances that would prevent the issuance of such permits and approvals or the renewal of currently issued permits.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Partnership’s December 31, 2003 Annual Report on Form 10-K. The Partnership’s exposures to market risk have not changed materially since December 31, 2003.

Item 4 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the disclosure controls and procedures of the Partnership and ICL Funding as of March 31, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both the Partnership and ICL Funding. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and ICL Funding are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and ICL Funding’s periodic filings under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2004, no changes occurred in the Partnership’s or ICL Funding’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or ICL Funding’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated May 11, 2004

     b) Reports on Form 8-K:

None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

INDIANTOWN COGENERATION, L.P.
(Co-Registrant)

Date: May 11, 2004	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller and Chief
Accounting Officer

INDIANTOWN COGENERATION FUNDING
CORPORATION
(Co-Registrant)

Date: May 11, 2004	/s/ THOMAS E. LEGRO

Thomas E. Legro
Vice President, Controller and Chief Accounting
Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

31.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.1	Certification of Principal Executive Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.2	Certification of Principal Financial Officer of Indiantown Cogeneration, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.3	Certification of Principal Executive Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.4	Certification of Principal Financial Officer of Indiantown Cogeneration Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004